Form 10-Q
period 1997-09-30
BIG FLOWER HOLDINGS INC/; BIG FLOWER HOLDINGS INC
filed 1997-11-14
CIK 1048662, 924146

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                     or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from__________to___________


                       Commission File Number 0-29474
                          BIG FLOWER HOLDINGS, INC.
                       Commission File Number 1-14084
                      BIG FLOWER PRESS HOLDINGS, INC.
          (Exact Names of Registrants as Specified in Their Charters)


DELAWARE                                               13-397-1556
DELAWARE                                               13-376-8322
(State of incorporation)                               (I.R.S. Employer
                                                       Identification Nos.)


                               3 East 54th Street
                            New York, New York 10022
                                (212) 521-1600
       (Address, including zip code, and telephone number, including area code, of Registrants' Principal Executive Offices)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of November 4, 1997, there were 19,498,436 shares of Big Flower Holdings Inc.'s Common Stock, par value $0.01 per share, outstanding. There is no market for the common stock of Big Flower Press Holdings, Inc., all outstanding shares of which are owned by Big Flower Holdings, Inc.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                   1997         1996
                                                                              -------------  ------------
                                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents................................................   $     3,804    $    4,200
  Accounts receivable, net of allowance for doubtful accounts
    of $10,116 and $8,580, respectively....................................       102,591       105,270
  Inventories..............................................................        40,136        30,126
  Prepaid expenses and other assets........................................         6,764         5,622
  Deferred income taxes....................................................        17,240        17,286
                                                                              -------------  ------------
    Total current assets...................................................       170,535       162,504
Property, plant and equipment, net.........................................       325,033       296,426
Intangibles and other assets, net..........................................       318,939       290,812
                                                                              -------------  ------------
    Total Assets...........................................................   $   814,507    $  749,742
                                                                             -------------  ------------
                                                                             -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.........................................................   $   124,943    $  116,513
  Compensation and benefits payable........................................        42,568        38,087
  Other current liabilities................................................        26,261        37,349
  Current portion of long-term debt........................................           473         1,376
                                                                               -------------  ------------
    Total current liabilities..............................................       194,245       193,325
Long-term debt, net of current portion.....................................       496,092       430,766
Deferred income taxes......................................................        18,244        13,073
Other long-term liabilities................................................        13,843        16,228
                                                                               -------------  ------------
    Total liabilities......................................................       722,424       653,392
                                                                               -------------  ------------
Stockholders' equity:
  Common stock.............................................................           185           186
  Additional paid-in capital...............................................       115,835       119,019
  Accumulated deficit......................................................       (22,843)      (21,514)
  Other....................................................................        (1,094)       (1,341)
                                                                             -------------  ------------
    Total stockholders' equity.............................................        92,083        96,350
                                                                             -------------  ------------
    Total Liabilities and Stockholders' Equity.............................   $   814,507    $  749,742
                                                                             -------------  ------------
                                                                             -------------  ------------

See the accompanying notes to the condensed consolidated financial statements.

                         PART I--FINANCIAL INFORMATION

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

            (Dollars and shares in thousands except per share data)

                                                 QUARTER ENDED SEPTEMBER 30,
                                                   1997              1996
                                               -----------       --------------
Net sales....................................  $ 341,579         $  313,248
Operating expenses:
  Costs of production........................    268,827            249,899
  Selling, general and administrative........     33,060             30,806
  Depreciation...............................     11,776              9,155
  Amortization of intangibles................      4,168              3,992
  Merger costs...............................        --                 429
                                               -----------       --------------
                                                  317,831           294,281
                                               -----------       --------------
Operating income............................      23,748            18,967
                                               -----------       --------------
Other expenses (income):
  Interest expense...........................       9,805             8,989
  Amortization of deferred financing costs...         305               757
  Interest income............................         (35)             (208)
  Other, net.................................       1,758             2,225
                                               -----------       --------------
                                                   11,833            11,763
                                               -----------       --------------
Income before income taxes...................      11,915             7,204
Income tax expense...........................       5,855             4,169
Income before extraordinary item.............       6,060             3,035
Extraordinary item, net of income
 tax benefit of $6.9 million.................     (10,504)               --
                                               -----------       --------------
Net (loss) income............................  $   (4,444)       $    3,035
                                               -----------       --------------
                                               -----------       --------------
Per share of common stock:
  Income before extraordinary item...........  $     0.31        $     0.16
  Extraordinary item, net....................       (0.54)               --
                                               -----------       --------------
  Net (loss) income..........................  $    (0.23)        $     0.16
                                               -----------       --------------
                                               -----------       --------------

Weighted average shares outstanding..........      19,474             18,463
                                               -----------       --------------
                                               -----------       --------------

 See the accompanying notes to the condensed consolidated financial statements.

                         PART I--FINANCIAL INFORMATION

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

             (Dollars and shares in thousands except per share data)

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                   1997              1996
                                               -----------       --------------


Net sales....................................  $  955,918          $  844,286
                                               ----------          ----------
Operating expenses:
  Costs of production........................     752,981             694,433
  Selling, general and administrative........      96,162              72,470
  Depreciation...............................      34,776              24,191
  Amortization of intangibles................      12,456              12,329
  Merger costs...............................      --                     542
                                               ----------          ----------
                                                  896,375             803,965
                                               ----------          ----------
Operating income.............................      59,543              40,321
                                               ----------          ----------
Other expenses (income):
  Interest expense...........................      29,309              25,496
  Amortization of deferred financing costs...       1,277               2,230
  Interest income............................        (257)               (577)
  Other, net.................................       5,619              10,203
                                               ----------          ----------
                                                   35,948              37,352
                                               ----------          ----------
Income before income taxes...................      23,595               2,969
Income tax expense...........................      11,461               1,801
                                               ----------          ----------
Income before extraordinary item.............      12,134               1,168
Extraordinary item, net of income tax benefit
  of $8.8 million and $1.3 million,
  respectively...............................     (13,463)             (1,892)
                                               ----------            ----------
Net loss.....................................  $   (1,329)          $    (724)
                                               ----------            ----------
                                               ----------            ----------
Per share of common stock:
  Income before extraordinary item...........  $     0.63           $    0.06
  Extraordinary item, net....................       (0.70)              (0.10)
                                               ----------            ----------
  Net loss...................................  $    (0.07)           $  (0.04)
                                               ----------            ----------
                                               ----------            ----------
Weighted average shares outstanding.........      19,379               18,358
                                               ----------            ----------
                                               ----------            ----------

 See the accompanying notes to the condensed consolidated financial statements.

                         PART I--FINANCIAL INFORMATION

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                     1997               1996
                                                                 -----------       --------------

Cash Flows from Operating Activities
Net loss......................................................  $   (1,329)          $     (724)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization.................................      47,232               36,520
Extraordinary item, net.......................................      13,463                1,892
Provision for doubtful accounts...............................       2,260                  541
Amortization of deferred financing costs......................       1,277                2,230
Loss on disposition of property, plant and equipment..........         603                  259
Deferred income taxes.........................................         (26)                 885
Other.........................................................      --                      110
Changes in assets and liabilities (excluding acquisitions):
Decrease (increase) in accounts receivable....................       3,420               (5,035)
Proceeds from initial sale of accounts receivable.............      --                   91,567
(Increase) decrease in inventories............................      (9,409)              20,929
Increase in prepaid expenses and other current assets.........      (1,331)                (805)
(Increase) decrease in other assets...........................      (2,748)               1,193
Increase (decrease) in accounts payable, compensation
and benefits payable and other
  liabilities.................................................      12,873              (62,398)
                                                                ----------           ----------
Net cash provided by operating activities.....................      66,285               87,164
                                                                ----------           ----------
Cash Flows from Investing Activities
Capital expenditures..........................................     (60,071)             (38,180)
Acquisition of businesses, net of cash acquired...............     (32,743)             (77,770)
Other investing activities....................................         317                  276
                                                                ----------           ----------
Net cash used in investing activities.........................     (92,497)            (115,674)
                                                                ----------           ----------
Cash Flows from Financing Activities
Payments for long-term debt...................................    (215,396)            (116,002)
Proceeds from issuance of long-term debt......................     250,000               75,000
Net borrowings under credit facilities........................      14,259               48,204
(Decrease) increase in book overdrafts........................     (10,622)              22,356
Financing costs...............................................      (9,267)              (1,313)
Other financing activities....................................      (3,158)                  49
                                                                ----------           ----------
Net cash provided by financing activities.....................      25,816               28,294
                                                                ----------           ----------
Net Decrease in Cash and Cash Equivalents.....................        (396)                (216)
Cash and Cash Equivalents at Beginning of Year................       4,200                9,172
                                                                ----------           ----------
Cash and Cash Equivalents at End of Period....................  $    3,804           $    8,956
                                                                ----------           ----------
                                                                ----------           ----------

 See the accompanying notes to the condensed consolidated financial statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Big Flower Holdings, Inc. ("Big Flower", and together with its subsidiaries, the "Company") is a Delaware corporation and the parent of Big Flower Press Holdings, Inc., a Delaware corporation ("Big Flower Press"). As described in
Note 7, on October 17, 1997, the common shares of Big Flower Press were automatically exchanged for common shares of Big Flower in a reorganization of the Company's legal structure, and Big Flower Press then became a wholly-owned subsidiary of Big Flower. Big Flower's operations are conducted through Big Flower Press which, in turn, conducts its operations through its operating subsidiaries. Separate financial statements of Big Flower Press as issuer of Senior Subordinated 8 7/8% Notes due 2007 have not been presented as they are the same as those of the Company as of September 30, 1997 and for the periods then ended.

The Company is responsible for the unaudited financial statements included in this document. The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include all normal and recurring adjustments that the Company considers necessary for the fair presentation of its financial position and operating results. The Company prepared the condensed financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP. As these are condensed financial statements, one should also read the financial statements and notes in the Company's latest Form 10-K.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Prior year results have been restated for the acquisition of Scanforms, Inc. ("Scanforms"), which was accounted for as a pooling of interests. See Note 2.

2. ACQUISITIONS

The Company completed six acquisitions in 1996. The timing of these acquisitions, and their related accounting treatment, affects the comparability of the Company's financial results.

- On March 19, 1996, the Company acquired Webcraft Technologies, Inc. ("Webcraft") for approximately $111.0 million. Assets acquired, excluding intangible assets, were $198.1 million and liabilities assumed were $156.4 million.

- During the fourth quarter of 1996, the Company acquired PrintCo., Inc. ("PrintCo"), Pacific Color Connection, Inc. ("Pacific Color"), Designer Color Systems, Ltd. ("Designer Color") and Digital Dimensions, Inc. ("Digital Dimensions"). The aggregate purchase price was approximately $46.5 million in cash, a $2.0 million note and 0.5 million shares of common stock with an approximate market value of $9 million. Assets acquired, excluding intangible assets, totaled $67.9 million and liabilities assumed were $41.9 million.

The aforementioned acquisitions were accounted for as purchases and, accordingly, the financial statements include the results of the acquired companies' operations from the respective dates of acquisition.

On October 4, 1996, the Company acquired Scanforms in exchange for rights to receive 1,549,489 shares of the Company's common stock. This acquisition was accounted for as a pooling of interests and, accordingly, the condensed consolidated financial statements have been restated to include Scanforms' results for all periods presented.

On September 18, 1997, the Company acquired Olwen Direct Mail, Ltd.
("Olwen") for approximately $36.8 million in cash, including the retirement of outstanding debt. Assets acquired totaled $15.0 million and liabilities assumed were $10.0 million. Subsequent to September 30, 1997, the Company completed additional acquisitions as described in Note 7.

The Olwen acquisition was accounted for as a purchase and, accordingly, the financial statements include its results of operations from the date of acquisition.

The following unaudited pro forma information reflects the Company's restated results (including Scanforms), adjusted to include the results of the other acquired companies (including those acquired after September 30, 1997 as described in Note 7) as though the acquisitions had all occurred at the beginning of 1996.

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                       1997          1996
                                                                                        ------------  ------------
Net sales.............................................................................    $1,144,977    $1,177,761
Income before extraordinary item......................................................        13,891         2,267
Net income ...........................................................................           428           375
Income per share before extraordinary item............................................          0.67          0.12
Net income per share..................................................................    $     0.02    $     0.02

3. ACCOUNTS RECEIVABLE

On October 4, 1996, the Company entered into a six-year agreement (the "A/R Securitization") under which it may sell interests in certain accounts receivable. The maximum amount to be sold is $150 million and the amount outstanding at any time depends upon the level of eligible receivables. The Company retains substantially the same risk of credit loss as if the receivables had not been sold and, accordingly, any allowance for doubtful accounts related to the receivables sold is retained. At September 30, 1997, and December 31, 1996, a $90.7 million and

$79.8 million interest, respectively, had been sold under the A/R Securitization. These amounts are reflected as reductions of accounts receivable in the condensed consolidated balance sheets. Fees of this program vary based on a Eurodollar rate plus an average margin of 3/8% per annum on the amount of interest sold. These costs, which were approximately $1.5 million for the 1997 third quarter and $4.5 million for the nine-month period ended September 30, 1997, are included in Other, net in the condensed consolidated statements of operations.

4. INVENTORIES

Inventories as of September 30, 1997, and December 31, 1996, are summarized as follows:

                                                                                      SEPTEMBER 30,   DECEMBER 31,
(IN THOUSANDS)                                                                            1997           1996
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)
Paper...............................................................................    $  32,123     $   22,315
Ink.................................................................................        1,090          1,040
Other...............................................................................        6,923          6,771
                                                                                      -------------  ------------
Total...............................................................................    $  40,136     $   30,126
                                                                                      -------------  ------------
                                                                                      -------------  ------------

5. LONG TERM DEBT

    During 1997, the Company refinanced its debt through the following actions:

- In June, Big Flower Press replaced its previous credit facility with a new one (as amended to date, the "Credit Facility") providing up to $475 million of revolving credit loans. The Credit Facility provides greater borrowing capacity on more favorable terms, including lower interest rates, and covenant terms that the Company believes provide greater financial flexibility. It matures on June 12, 2002 with no repayment of principal until maturity. Interest is payable at Big Flower Press' option either (a) at a base rate plus a margin which ranges from 0.00% to 0.75% or (b) at a Eurodollar-based rate plus a margin which ranges from 0.50% to 1.75%. The Credit Facility also contains certain customary covenant requirements and dividend restrictions.

- Also in June, Big Flower Press issued $250 million of 8 7/8% senior subordinated notes due July 1, 2007 (the "8 7/8% Notes") and used the proceeds to pay down amounts outstanding under the Credit Facility. Interest on the notes is payable semi-annually on January 1st and July 1st. The notes are subject to certain customary covenants including restrictions on dividends.

- In connection with the issuance of the 8 7/8% Notes, Big Flower Press commenced a tender offer for all of its outstanding 10 3/4% senior subordinated notes due 2003 (the "10 3/4% Notes"). The tender offer for the 10 3/4% Notes expired on July 23, 1997 and on July 24, Big Flower Press purchased substantially all of them for approximately $137 million, funded through borrowings under the Credit Facility.

- In connection with the Olwen acquisition, a subsidiary of Big Flower Press entered into a revolving credit facility (the "UK Credit Facility") providing for borrowings of up to L27 million (approximately $45 million). The UK Credit Facility expires on November 30, 1997, and Big Flower Press intends to replace it with additional borrowings under the Credit Facility, which it will seek to amend to allow borrowings in foreign currencies.

At September 30, 1997 the balance outstanding under the Credit Facility was $204.0 million and the balance outstanding under the UK Credit Facility was approximately $37.6 million.

EXTRAORDINARY LOSSES

Subsequent to the acquisition of Webcraft in the first quarter of 1996, the Company repurchased substantially all of Webcraft's outstanding debt at a premium, which resulted in an extraordinary loss of $1.9 million, net of income tax benefit of $1.3 million.

In connection with the inception of the Credit Facility, the Company terminated its previous credit facility and wrote off approximately $4.9 million of deferred financing costs, resulting in a second-quarter 1997 extraordinary loss of $3.0 million, net of income tax benefit of $1.9 million.

In connection with the redemption of the 10 3/4% Notes and the early retirement of debt owed by Olwen, the Company recorded extraordinary losses of approximately $10.5 million, net of income tax benefit of $6.9 million, in the third quarter of 1997.

6. NEW ACCOUNTING PRONOUNCEMENTS

Per share information is currently computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method. The Company will adopt Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997, as required. The standard specifies the computation, presentation and disclosure requirements for earnings per share. Under SFAS 128, the pro forma basic and diluted net
(loss) earnings per share (inclusive of extraordinary losses) for the quarter and nine months ended September 30 were as follows:

                                                                                     QUARTER             NINE MONTHS
                                                                               --------------------  --------------------
                                                                                 1997       1996       1997       1996
                                                                               ---------  ---------  ---------  ---------
Basic........................................................................    $(0.24)    $0.17     $(0.07)     $(0.04)
Diluted......................................................................     (0.23)     0.16      (0.07)      (0.04)

7. SUBSEQUENT EVENTS

    On October 15, 1997, the Company completed its acquisition of Riverside County Publishing Company, a California-based advertising insert provider that will be integrated into Treasure Chest Advertising Company, Inc. ("TC Advertising"). On October 31, the Company completed its acquisition of Columbine JDS Systems, Inc., ("Columbine") a leading provider of software systems which manage the placement of broadcast advertisements, programming material and sales information data to television stations, radio stations, broadcast and cable networks, cable operators and direct broadcast satellite services. On October 31, the Company also completed its acquisition of Gamma One, Inc., a New England-based premedia business that will become a subsidiary of Laser Tech Color, Inc. ("Laser Tech"). The aggregate purchase price for these acquisitions was approximately $251.5 million, including cash paid, debt assumed, the fair value of approximately 1.4 million shares of Big Flower common stock and options and related transaction expenses. All of these acquisitions will be accounted for as purchases. In connection with the Columbine acquisition, the Company will record a one-time pre-tax charge of approximately $55.7 million to write off in-process software costs, which is not reflected in the pro forma figures in Note 2.

On October 17, 1997, Big Flower became the new holding company of Big Flower Press, which has become a wholly-owned subsidiary of its new parent. The common stock of Big Flower Press was automatically exchanged for common stock of Big Flower. The purpose of this reorganization was to facilitate the financing transactions described below.

In connection with the acquisitions described above, on October 20, 1997, Big Flower Press issued an additional $100 million of 8 7/8% Notes. On the same day, a subsidiary trust of Big Flower issued $115 million of 30 year, 6% Convertible Quarterly Income Preferred Securities ("QUIPS"). The QUIPS may be converted into approximately 4.0 million shares of the Company's common stock and are redeemable, subject to certain conditions, at the Company's option after three years.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. In addition, when used in this report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of significant risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of the Company. These include fluctuations in the cost of paper and other raw materials used by the Company, changes in the advertising and printing markets, the financial condition of the Company's customers and the general condition of domestic and international economies. Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect any future events or circumstances.

GENERAL

    The Company is a leading advertising and marketing services company with three principal operating units as of September 30, 1997: TC Advertising, Webcraft, and Laser Tech. TC Advertising is a leading producer of advertising insert programs for retailers and produces TV listing magazines, Sunday comics, Sunday magazines and special supplements for many of the most widely circulated
U. S. newspapers. Webcraft is a market leader in producing highly customized direct mail and specialty advertising products such as commercial games and fragrance samplers. Laser Tech is a leading provider of outsourced, digital premedia and content management services to retailers, advertising agencies, and consumer product companies. As of September 30, 1997, the Company and its subsidiaries operated in the advertising and marketing services industry.

    The cost of paper is a principal factor in TC Advertising's pricing to certain customers. As TC Advertising is the Company's largest operating unit, the cost of paper significantly affects the Company's net sales. TC Advertising is generally able to pass increases in the cost of paper to its customers, while decreases in paper costs generally result in lower prices to customers. Volatility in paper costs results in a corresponding volatility in the Company's net sales, but generally has not affected volume or profits to any significant extent. In late July and early August of 1997, several newsprint producers, including those used by TC Advertising, announced an increase in the price of newsprint of between $35 to $40 per metric ton, an increase of approximately 6-7% over third quarter 1997 prices, to take effect in the fourth quarter of 1997. At this time, the Company does not anticipate this increase to have a significant impact on its results of operations or financial position for the remainder of 1997.

Capacity in the paper industry has remained relatively stable in recent years. Increases or decreases in demand for paper have led to corresponding pricing changes and, in periods of high demand, to limitations on the availability of certain grades of paper, including grades utilized by the Company. The Company believes that its strong relationships with major North American paper suppliers should enable the Company to satisfy its paper requirements on competitive terms even in periods of high demand.

RESULTS OF OPERATIONS

The following table presents the major components from the Condensed Consolidated Statements of Operations as a percentage of net sales for the three-month and nine-month periods ended September 30, 1997 and 1996:

                                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                                       --------------------  ---------------------
                                                                         1997       1996        1997       1996
                                                                       ---------  ---------  ----------  ---------
Net sales............................................................      100.0%     100.0%      100.0%     100.0%
Operating expenses:
  Costs of production................................................       78.7       79.8        78.8       82.3
  Selling, general and administrative................................        9.7        9.8        10.1        8.5
  Depreciation.......................................................        3.4        2.9         3.6        2.9
  Amortization of intangibles........................................        1.2        1.3         1.3        1.4
  Merger costs.......................................................        0.0        0.1         0.0        0.1
                                                                       ---------  ---------  ----------  ---------
                                                                            93.0       93.9        93.8       95.2
                                                                       ---------  ---------  ----------  ---------
Operating income.....................................................        7.0        6.1         6.2        4.8
                                                                       ---------  ---------  ----------  ---------
Other expenses (income):
  Interest expense...................................................        2.9        2.9         3.1        3.0
  Amortization of deferred financing costs...........................        0.1        0.2         0.1        0.3
  Interest income....................................................        0.0       (0.1)        0.0       (0.1)
  Other, net.........................................................        0.5        0.7         0.6        1.2
                                                                       ---------  ---------  ----------  ---------
                                                                             3.5        3.7         3.8        4.4
                                                                       ---------  ---------  ----------  ---------
Income before income taxes...........................................        3.5        2.4         2.4        0.4
Income tax expense...................................................        1.7        1.3         1.2        0.2
                                                                       ---------  ---------  ----------  ---------
Income before extraordinary item.....................................        1.8        1.1         1.2        0.2
Extraordinary item, net..............................................       (3.1)       0.0        (1.4)      (0.2)
                                                                       ---------  ---------  ----------  ---------
Net (loss) income....................................................       (1.3%       1.1%       (0.2%      (0.0%
                                                                       ---------  ---------  ----------  ---------
                                                                       ---------  ---------  ----------  ---------
Other data:
EBITDA (in thousands)................................................    $39,692    $32,543    $106,775    $77,383
                                                                       ---------  ---------  ----------  ---------
                                                                       ---------  ---------  ----------  ---------
EBITDA as a percentage of net sales..................................       11.6%      10.4%       11.2%       9.2%
                                                                       ---------  ---------  ----------  ---------
                                                                       ---------  ---------  ----------  ---------

"EBITDA" represents the sum of operating income, depreciation, amortization of intangibles and merger costs. EBITDA is presented here to provide additional information regarding the Company's ability to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not a measure of financial performance and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Net sales increased to $341.6 million for the three months ended September 30, 1997 from $313.2 million for the three months ended September 30, 1996, an increase of 9.0%. Adjusting to include the operations of businesses acquired in 1996 and 1997 for the entire comparable periods, and to exclude the net sales of the Webcraft Games business divested in 1996, net sales increased approximately 2% for the quarter, reflecting, in part, the impact of changing paper and ink prices on the Company's revenues. Adjusting further for the impact of paper and ink prices on the advertising inserts business, net sales increased approximately 7% for comparable businesses owned. This increase was due mostly to higher volume at TC Advertising, particularly for inserts produced for grocery store, drug store and home furnishings customers, and increased demand for higher margin versioning and heat set printing services. Additional revenue gains were achieved with new customer growth in pre-media services at Laser Tech, especially in the commercial and consumer goods packaging areas, and strong demand for Webcraft's direct mail products, particularly for customers in the publishing and financial services industries. These increases were offset by softness in the commercial printing business at Webcraft.

Operating income for the three months ended September 30, 1997 increased
25.2% over the prior year period, increasing to 7.0% of net sales from 6.1% last year. Adjusting to include businesses acquired in 1996 and 1997 for the entire comparable periods and to exclude the business sold, operating income increased approximately 5% over the prior year. Adjusting further for acquisition-related charges of approximately $3.2 million, operating income increased approximately 19% over the third quarter of 1996.

Costs of production as a percentage of net sales decreased to 78.7% for current quarter from 79.8% last year, due principally to a decrease in the cost of paper, the increased demand for the Company's higher margin products and the inclusion of the 1996 acquisitions where paper is less of a component of costs. Paper costs were 37.4% of the Company's net sales for the three months ended September 30, 1997 as compared to 40.1% of net sales for the three months ended September 30, 1996.

Selling, general and administrative expenses decreased to 9.7% of net sales in the three months ended September 30, 1997 from 9.8% in the 1996 period. Depreciation, however, increased to 3.4% of sales in 1997 compared to 2.9% last year. The increase in depreciation was attributable to the 1996 acquisitions and increased capital expenditures throughout 1996 and 1997.

Net interest expense for the three months ended September 30, 1997, including the amortization of deferred financing fees, was $10.1 million compared to $9.5 million for comparable period in 1996. The higher expense in 1997 is due to higher debt levels related primarily to acquisitions, although the average rate of interest decreased to 8.25% from 9.24% in 1996.

The effective income tax rate for the three months ended September 30, 1997 and 1996 exceeded the federal statutory rate due primarily to amortization of certain goodwill (which is not deductible for income tax purposes) and state income taxes. The decline in the effective tax rate from 1996 was due to the Company's increased profitability, reducing the impact of non-deductible expenses.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Net sales increased to $955.9 million for the first nine months of 1997 from $844.3 million for the corresponding period in 1996, an increase of 13.2%. Adjusting to include the operations of businesses acquired in 1996 and 1997 for the entire comparable periods, and to exclude the net sales of the Webcraft Games business divested in the fourth quarter of 1996, net sales decreased approximately 1% reflecting, in part, the impact of declining paper and ink prices on the Company's revenues. Adjusting further for the impact of paper and ink prices on the advertising inserts business, net sales increased approximately 9% for comparable businesses owned. The increase was driven by the growth of TC Advertising's customer base, where home improvement, home furnishings and, particularly, grocery chains either were added as new customers or increased their volume of advertising. Increasing demand for targeted advertising, versioning and heatset printing services and additions to the newspaper television listing guide customer base also contributed to TC's revenue growth. New clients in Laser Tech's pre-media services, including consumer packaged goods, retail and commercial advertising accounts, contributed to that business' rapid growth. Webcraft continued to experience strong demand for direct mail products and fragrance inserts, offset in part by softness in the commercial printing business in the second and third quarters.

Operating income for the first nine months of 1997 increased 47.7%, increasing to 6.2% of net sales from 4.8% last year. Adjusting to include businesses acquired in 1996 and 1997 for the entire comparable periods and to exclude the business sold, operating income increased approximately 22% over the 1996 period. Adjusting further for charges totaling $3.8 million in 1997 and $0.5 million in 1996 (mostly related to acquisitions), operating income increased approximately 29% over the prior year period.

Costs of production decreased to 78.8% of net sales for the nine months from 82.3% for the same period last year, due to the lower cost of paper, increased demand for higher margin products and businesses acquired in 1996 where paper is less of a component of costs. Paper costs were 36.5% of the Company's net sales for the nine-month period as opposed to 41.1% for the same period of 1996.

Selling, general and administrative expenses increased to 10.1% of net sales for the nine months ended September 30, 1997 from 8.5% in the comparable 1996 period. The increase is principally due the changing mix of the Company's businesses and their relative contribution to the consolidated results. Depreciation was 3.6% of net sales in the first nine months of 1997 compared to 2.9% for the same period in 1996, reflecting the 1996 acquisitions and increased capital expenditures.

Net interest expense, including the amortization of deferred financing fees, for the nine months was $30.3 million compared to $27.1 million for the 1996 period. The higher expense in 1997 is due to higher debt levels related to acquisitions, although the average rate of interest decreased to 8.42% from 10.11% in 1996.

Other, net, was $5.6 million in the nine months ended September 30, 1997 compared to $10.2 million in the comparable period in 1996. The 1997 amount consists primarily of costs related to the A/R Securitization (see Note 3 to the Condensed Consolidated Financial Statements), while the 1996 amount also includes $5.2 million of charges related to 1996 financing transactions.

The effective income tax rate for the nine months ended September 30, 1997 and 1996 exceeded the federal statutory rate due primarily to amortization of certain goodwill (which is not deductible for income tax purposes) and state income taxes. The decline in the effective tax rate from 1996 was due to the Company's increased profitability, reducing the impact of non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

The operations of the Company historically have been funded with internally generated funds, term loans, borrowings under revolving credit facilities, sales of accounts receivable and proceeds from the Company's initial public offering in November 1995. During the first six months of 1997, Big Flower Press initiated several refinancing actions including replacement of its credit facility with a new, more flexible one that has more advantageous interest and borrowing terms and the issuance of $250 million of 8 7/8% notes. In July 1997, Big Flower Press also completed a tender offer for its outstanding 10 3/4% notes, funded through borrowings under its new credit facility. In connection with 1997 acquisitions, some of which were completed after September 30 (see Notes 2 and 7 to the Condensed Consolidated Financial Statements), a subsidiary of Big Flower Press also entered into a UK credit facility for borrowings of up to L27 million (approximately $45 million) in September and Big Flower Press issued an additional $100 million of 8 7/8% notes in October. In addition, a subsidiary trust of the Company issued $115 million of convertible preferred securities in October. The UK credit facility expires on November 30, 1997, at which time the Company intends to replace it with additional borrowings under its new credit facility. Management believes that the facilities in place will be sufficient to meet the Company's operational needs for the near future.

Big Flower's current liabilities exceeded current assets by $23.7 million at September 30, 1997 compared with $30.8 million at December 31, 1996, an increase in working capital of $7.1 million. Excluding the effects of the A/R Securitization, working capital at September 30, 1997 and December 31, 1996 would have been $67.0 million and $49.0 million, respectively. The ratio of current assets to current liabilities as of September 30, 1997 was 0.88 to 1 (1.34 to 1 excluding the A/R Securitization), and as of December 31, 1996 was
0.84 to 1 (1.25 to 1 excluding the A/R Securitization).

Net cash provided by operating activities for the nine months ended September 30, 1997 was $66.3 million, an increase of $70.7 million from the comparable period in 1996 (excluding the initial proceeds from the sale of accounts receivable). Net cash used in investing activities was financed primarily through borrowings under the Credit Facility and the A/R Securitization.

Cash from operations and borrowings under existing credit facilities funded capital expenditures of $60.1 million and $38.2 million for the nine months ended September 30, 1997 and 1996, respectively.

Big Flower has grown through acquisitions and continues to seek similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and other obligations, the issuance of equity securities or some combination thereof. In addition, Big Flower may from time to time determine to sell or otherwise dispose of certain of its existing businesses. However, Big Flower cannot predict if any transactions will be consummated, or the terms or forms of consideration required in such transactions. Big Flower's recent acquisitions are discussed in Notes 2 and 7 to the Condensed Consolidated Financial Statements.

SEASONALITY

The Company's advertising insert business is seasonal in nature, with activity increasing prior to the following advertising periods: Easter (March 15-April 15); Memorial Day (April 15-May 15); Back to School (July 15-August
15); and Thanksgiving/Christmas (October 1-December 15). Sunday comics, newspaper TV listing guides, other newspaper products and other publications are not seasonal in nature. Net sales percentages for the Company by quarter for the twelve months ended December 31, 1996 were 19%, 25%, 26% and 30% of total net sales for the quarters ended March 31, June 30, September 30 and December 31, respectively. Based on its historical experience and projected operations, the Company expects its operating results to be highest in the quarter ended December 31 and weakest in the quarter ended March 31.

PART II--OTHER INFORMATION

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

Item 1.   Legal Proceedings -

          No reportable developments occurred with respect to legal proceedings during the quarter ended September 30, 1997.

Item 2.   Changes in Securities -

          On October 17, 1997, Big Flower became the new holding company of Big Flower Press, which has become a wholly-owned subsidiary of its new parent. The common stock of Big Flower Press was automatically exchanged for common stock of Big Flower.

Item 3.   Defaults Upon Senior Securities -

          None

Item 4.   Submission of Matters to a Vote of Securities Holders -

          None

Item 5.   Other Information -

          None

Item 6.   Exhibits and Reports on Form 8-K -

    (a) Exhibits

     2.1 Agreement and Plan of Reorganization, dated as of October 17, 1997, among Big Flower Press Holdings, Inc., Big Flower Holdings, Inc. and Big Flower Merger Co.*

     2.2 Agreement, dated September 18, 1997, between Big Flower Limited and Peter Rivett, Andrew Ruddle and 3i Group PLC. (1)

-------------------------------------------------------------------------------
* being filed herewith
(1) Incorporated by reference to Big Flower Press Holdings, Inc. Current Report on Form 8-K, dated September 18, 1997, concerning the consummation of the Registrants' acquisition of Olwen (File #1-14084).

     2.3 Asset Purchase Agreement, dated as of September 19, 1997, between Gruner + Jahr Printing & Publishing Co. and Treasure Chest Advertising Company, Inc. (2)

     2.4 Stock Purchase Agreement, dated as of September 19, 1997, among Big Flower Press Holdings, Inc., Columbine JDS Systems, Inc., Columbine BIAS, Ltd., each of the shareholders who is a signatory thereto and each of the optionees who is a signatory thereto. (3)

     2.5 First Amendment to Stock Purchase Agreement, dated as of October 29, 1997, by and among Big Flower Press Holdings, Inc., Columbine JDS Systems, Inc., and its stockholders and option holders. (3)

       3    (i)   Restated Certificate of Incorporation of Big Flower Holdings,
                  Inc., effective October 20, 1997. (4)

            (ii) Amended and Restated By-Laws of Big Flower Holdings, Inc., effective October 20, 1997. (4)

            (iii) Certificate of Designation, Preferences and Rights of
                  Series A Junior Preferred Stock of Big Flower Holdings,
                  Inc. (4)

     4.1 Rights Agreement, dated as of November 28, 1995, between Big Flower Holdings, Inc., and The Bank of New York, as Rights Agent. (4)

-------------------------------------------------------------------------------
(2) Incorporated by reference to Big Flower Press Holdings, Inc. Current Report on Form 8-K, dated October 15, 1997, concerning the consummation of the Registrants' acquisition of Riverside County Publishing Company (File#1-14084).
(3)  Incorporated by reference to Big Flower Holdings, Inc. Current
     Report on Form 8-K, dated October 31, 1997, concerning the consummation of the Registrants' acquisition of Columbine (File # 0-29474).
(4) Incorporated by reference to Big Flower Holdings, Inc. Registration Statement on Form S-8 and Post-Effective Amendment No. 1 to Registration Statement No. 333-2152, filed on November 4, 1997 (File# 1-14084)

     4.2    (i)  Amended and Restated Trust Agreement, dated as of October
                 14, 1997, among (i) Big Flower Holdings, Inc., (ii) The Bank of New York, as property trustee, (iii) The Bank of New York (Delaware), as Delaware trustee and (iv) Mark A. Angelson and Richard L. Ritchie, as Administrative Trustees, relating to the Preferred Securities of Big Flower Trust I.*

           (ii) Guarantee Amendment, dated as of October 20, 1997, between Big Flower Holdings, Inc., and The Bank of New York, as Guarantee Trustee, relating to the Preferred Securities of Big Flower Trust I.*

           (iii) Indenture dated as of October 20, 1997, between Big Flower Holdings, Inc. and The Bank of New York, as Trustee, relating to the 6% Convertible Subordinated Debentures due October 15, 2027, of Big Flower Holdings, Inc., issued to Big Flower Trust I.*

           (iv) Registration Rights Agreement, dated as of October 20, 1997, Among Big Flower Trust I, Big Flower Holdings, Inc., and Goldman, Sachs & Co., on behalf of the purchasers listed therein.*

    10.1 Second Amendment to the Credit Agreement, dated as of October 15, 1997, among Big Flower Press Holdings, Inc., the financial institutions party to the Credit Agreement, Bank of America NT & SA and The Industrial Bank of Japan, Limited as Co Agents, Credit Suisse First Boston, as Documentation Agent, and Bankers Trust Company, as Administrative Agent.*

    10.2 Sterling Pound Credit Facility Letter provided by Bankers Trust Company (London Branch) to Big Flower Limited and Olwen Direct Mail Limited, dated as of September 18, 1997.*

    10.3 Guarantee of Big Flower Press Holdings, Inc. in favor of Bankers Trust Company in respect of obligations of Big Flower Limited under a Facility Letter dated as of September 18, 1997.*

-------------------------------------------------------------------------------
*  Being filed herewith

    27.     Financial Data Schedules.

            (b) Reports on Form 8-K

            Current report on Form 8-K, dated September 18, 1997, concerning the consummation of the Registrants' acquisition of Olwen.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BIG FLOWER HOLDINGS, INC.

                                       /s/ Richard L. Ritchie
                                       ----------------------------------
                                       Richard L. Ritchie
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

DATE: November 14, 1997

                                       BIG FLOWER PRESS HOLDINGS, INC.

                                       /s/ Richard L. Ritchie
                                       ----------------------------------
                                       Richard L. Ritchie
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

DATE: November 14, 1997

BIG FLOWER HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

EXHIBIT INDEX

   EXHIBIT
     NO.
  --------

      2.1      Agreement and Plan of Reorganization dated as of October 17,
               1997, among Big Flower Press Holdings, Inc., Big Flower
               Holdings, Inc. and Big Flower Merger Co.*

      2.2      Agreement, dated September 18, 1997, between Big Flower
               Limited and Peter Rivett, Andrew Ruddle and 3i Group PLC. (1)

      2.3 Asset Purchase Agreement, dated as of September 19, 1997, between Gruner + Jahr Printing & Publishing Co. and Treasure
               Chest Advertising Company, Inc. (2)

      2.4 Stock Purchase Agreement, dated as of September 19, 1997, amoung Big Flower Press Holdings, Inc., Coumbine JDS Systems,
               Inc., Columbine BIAS, Ltd., each of the shareholders who is a signatory thereto and each of the optionees who is a signatory thereto. (3)

      2.5      First Amendment to Stock Purchase Agreement, dated as of
               October 29, 1997, by and among Big Flower Press Holdings, Inc.,
               Big Flower Holdings, Inc., Columbine JDS Systems, Inc. and its stockholders and option holders. (3)

-------------------------------------------------------------------------------
*   being filed herewith
(1) Incorporated by reference to Big Flower Press Holdings, Inc. Current
    Report on Form 8-K, dated September 18, 1997, concerning the consummation of the Registrants' acquisition of Olwen (File#1-14084).
(2) Incorporated by reference to Big Flower Press Holdings, Inc. Current Report on Form 8-K, dated October 15, 1997, concerning the consummation of the Registrants' acquisition of Riverside County Publishing Company (File#1-14084).
(3) Incorporated by reference to Big Flower Holdings, Inc. Current Report on Form 8-K, dated October 31, 1997, concerning the consummation of the Registrants' acquisition of Columbine (File # 0-29474).



        3      (i)   Restated Certificate of Incorporation of Big Flower Holdings, Inc., effective October 20, 1997.(4)

               (ii)  Amended and Restated By-Laws of Big Flower Holdings, Inc., effective October 20, 1997.(4)

               (iii) Certificate of Designation, Preferences and Rights of Series A Junior Preferred Stock of Big Flower Holdings,
                     Inc. (4)

        4.1    Rights Agreement, dated as of November 28, 1995, between Big Flower Holdings, Inc. and The Bank of New York, as
               Rights Agent. (4)*

        4.2    (i)   Amended and Restated Trust Agreement, dated as of October 14, 1997, among (i) Big Flower Holdings,
                     Inc., (ii)  The Bank of New York, as property trustee, (iii) The Bank of New York (Delaware), as Delaware
                     Trustee and (iv) Mark A. Angelson and Richard L. Ritchie, as Administrative Trustees, relating to the
                     Preferred Securities of Big Flower Trust I.*

               (ii)  Guarantee Agreement, dated as of October 20, 1997, between Big Flower Holdings, Inc., and The Bank of New York, as Guarantee Trustee, relating to the Preferred Securities of Big Flower Trust I.*

               (iii) Indenture dated as of October 20, 1997, between Big Flower Holdings, Inc. and The Bank of New
                     York, as Trustee, relating to the 6% Convertible Subordinated Debentures due October 15, 2027, of Big
                     Flower Holdings, Inc., issued to Big Flower Trust I.*

               (iv)  Registration Rights Agreement, dated as of October 20, 1997, among Big Flower Trust I,
                     Big Flower Holdings, Inc., and Goldman, Sachs & Co., on behalf of the Purchasers listed therein.*


-------------------------------------------------------------------------------
*   being filed herewith
(4) Incorporated by reference to Big Flower Holdings, Inc. Registration Statement on Form S-8 and Post-Effective Amendment No. 1 to Registration Statement No. 333-2152, filed on November 4, 1997 (File # 1-14084).



       10.1    Second Amendment to the Credit Agreement, dated as of October 15, 1997, among Big Flower Press Holdings, Inc., the financial institutions party to the Credit Agreement, Bank of America NT & SA and The Industrial
               Bank of Japan, Limited, as Co Agents, Credit Suisse First Boston, as Documentation Agent, and Bankers
               Trust Company, as Administrative Agent.*

       10.2    Sterling Pound Credit Facility Letter provided by Bankers Trust Company
               (London Branch) to Big Flower Limited and Olwen Direct Mail Limited,
               dated as of September 18, 1997.*

       10.3    Guarantee of Big Flower Press Holdings, Inc. in favor of Bankers Trust
               Company in respect of obligations of Big Flower Limited under a
               Facility Letter dated as of September 18, 1997.*

         27.    Financial Data Schedules.


---------------------------------------------------------------------------
* being filed herewith