Form 10-K
period 1997-12-31
BIG FLOWER HOLDINGS INC/; BIG FLOWER PRESS HOLDINGS INC /PRED/
filed 1998-03-26
CIK 1048662, 924146

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 (MARK ONE)
    /X/                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE FISCAL YEAR ENDED
                                        DECEMBER 31, 1997

                                               OR
    / /                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSACTION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-29474

                           BIG FLOWER HOLDINGS, INC.
                                ----------------

                         COMMISSION FILE NUMBER 1-14084

                        BIG FLOWER PRESS HOLDINGS, INC.
          (Exact names of registrants as specified in their charters)

                     DELAWARE                                          13-397-1556]
                     DELAWARE                                          13-376-8322
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                           Identification Nos.)

                               3 East 54th Street
                            New York, New York 10022
                                 (212) 521-1600

  (Address, including zip code, and telephone number, including area code, of
                   Registrants' Principal Executive Offices)
                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
 Common Stock, $0.01 par value, of Big Flower Holdings,                   New York Stock Exchange
                          Inc.
   Series A Junior Preferred Stock, $0.01 par value,                      New York Stock Exchange
              of Big Flower Holdings, Inc.

                           --------------------------

        Securities registered pursuant to Section 12(g) of the Act: None
                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates on March 16, 1998 was $469,744,919. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

    As of March 16, 1998, there were 19,412,850 shares of the registrant's common stock, par value $0.01 per share, outstanding.

    Documents Incorporated By Reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

"CRAIGBOND," "CRAIGSEAL," "ELECTROWEB," "LEAP," "MAXCESS," "REPLICOLOR," "SCENT-SATIONAL," "SLAPSTICK," "WEBCRAFT," "WEBNETICS," "WIN-PACK," "WYSDOM," "W (STYLIZED)," "BIAS" AND "BUYLINE" ARE REGISTERED TRADEMARKS OF BIG FLOWER HOLDINGS, INC. OR ITS SUBSIDIARIES. IN ADDITION, SERVICE MARK APPLICATIONS HAVE BEEN FILED FOR UFO ULTRALARGE FILM OUTPUT, VIXNET VIRTUAL IMAGING XTRANET, VISION BANK, LIQUID GRAPHIX AND LIQUID PICTURES.

                                     PART I

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

    THIS ANNUAL REPORT ON FORM 10-K (THE "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 3, AND 7 HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS OUTSIDE THE CONTROL OF BIG FLOWER HOLDINGS, INC., INCLUDING FLUCTUATIONS IN THE COST OF RAW MATERIALS USED BY THE COMPANY, CHANGES IN THE ADVERTISING AND MARKETING SERVICES MARKETS, THE FINANCIAL CONDITION OF THE COMPANY'S CUSTOMERS, THE GENERAL CONDITION OF THE UNITED STATES AND OTHER ECONOMIES, AND THE MATTERS SET FORTH IN THIS REPORT GENERALLY. CONSEQUENTLY, SUCH FORWARD-LOOKING STATEMENTS SHOULD BE REGARDED SOLELY AS THE COMPANY'S CURRENT PLANS, ESTIMATES AND BELIEFS. THE COMPANY DOES NOT UNDERTAKE AND SPECIFICALLY DECLINES ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

ITEM 1. BUSINESS

                                  INTRODUCTION

    The Company is a leading advertising and marketing services company with three principal lines of business: advertising insert and newspaper products, direct mail and direct marketing products, and digital services. Advertising insert and newspaper products are provided through Treasure Chest Advertising Company, Inc. ("TC Advertising"), a leading producer of advertising insert programs, TV listing magazines, Sunday comics, Sunday magazines and special supplements for many of the most widely circulated U.S. newspapers. The second operating unit, Webcraft, Inc. (formerly known as Webcraft Technologies, Inc. "Webcraft"), is a market leader in design, development and production of highly personalized, targeted direct mail; specialty advertising; direct marketing; database solutions and response management services; and fragrance samplers. The Company's third line of business is conducted through Big Flower Digital Services, Inc. ("Digital Services"), which offers an array of digital services through its two subsidiaries: Laser Tech Color, Inc. ("Laser Tech") and Columbine JDS Systems, Inc. ("Columbine"). Laser Tech is a leading provider of outsourced, digital premedia and content management services to retailers, advertising agencies, and consumer product companies. Columbine is a leading provider of software products and related services to the advertising agency, cable, satellite and terrestrial broadcast industries in both the United States and internationally. The Company and its subsidiaries operate in the advertising and marketing services industry, focusing their products and services on three sectors of this industry. For information regarding the revenues, operating profit and identifiable assets of the Company and its subsidiaries for the year ended December 31, 1997, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 2 to the Consolidated Financial Statements of Big Flower Holdings, Inc. and Subsidiaries (the "Consolidated Financial Statements").

    On October 17, 1997, as part of a reorganization of the Company's legal structure, Big Flower Holdings, Inc. became the parent of Big Flower Press Holdings, Inc. ("Big Flower Press"). Unless otherwise indicated or the context clearly implies otherwise, all references in the Report to the "Company" or "Big Flower" refer to Big Flower Holdings, Inc. and its subsidiaries, including Big Flower Press, and all references to the common stock, certificate of incorporation and by-laws, board of directors, agreements and other incidents of Big Flower shall be references to such matters with respect to Big Flower Press prior to such reorganization and to Big Flower Holdings, Inc. thereafter. Big Flower was incorporated in Delaware in 1997. Big Flower Press was incorporated in Delaware in 1993. Big Flower's and Big Flower

Press' principal executive offices are located at 3 East 54th Street, New York, New York 10022 and their telephone number is (212) 521-1600.

INDUSTRY SECTORS

    MARKET DATA USED THROUGHOUT THIS REPORT WAS OBTAINED FROM INDUSTRY PUBLICATIONS AND INTERNAL COMPANY ESTIMATES. WHILE THE COMPANY BELIEVES SUCH INFORMATION IS RELIABLE, ITS ACCURACY HAS NOT BEEN INDEPENDENTLY VERIFIED AND CANNOT BE GUARANTEED.

    ADVERTISING INSERTS. The Company believes that the advertising inserts industry sector generates revenues of $9 billion per year, with approximately 45% of this amount attributable to the production of inserts and the balance to distribution of the product. The Company believes this industry sector will continue to grow as non-traditional insert users and national advertisers have begun including inserts in their media plans and traditional users such as retailers are spending more of their advertising dollars in this medium.

    The Company further believes advertising insert usage will expand as advertisers are offered the opportunity to distribute more versions of their inserts and target distribution services for their messages. According to the Newspaper Association of America, local retail advertisers have increased their reliance on inserts as advertisers demand more targeting of their message.

    DIRECT MAIL. The Company believes that in this industry sector, customized direct mail expenditures account for $37.4 billion per year, with approximately 33% going to the production of direct mail and the remainder to other services, including agency services, data analysis and manipulation and creative development.

    DIGITAL SERVICES. The traditional pre-media segment of the digital services industry sector is estimated to be approximately $5.3 billion annually. This does not, however, reflect the newer digital services that cross into non-traditional markets that include digital illustration, high speed digital telecommunications for the movement of image and graphic data, digital asset management, and new media products. The traditional business model for the pre-press industry is continuing to evolve from one of traditional pre-press film and proofs for point of sale, packaging, insert, and collateral advertising materials to newer digital services. These services are designed to take advantage of emerging technology which include providing media asset management, high speed digital telecommunications for the movement of image and graphic data, as well as state of the art Video Teleconferencing and remote file annotation. The Company believes that in the future advertisers will need greater flexibility in the production of digital advertising media, and the need for collaboration worldwide should drive the delivery of new and innovative solutions. The delivery of these solutions is most evident in the arena of facilities management and customer outsourcing, which continues to be a key growth area.

    The Company believes that overall spending in the domestic broadcast services segment of the digital services industry sector (including production, distribution and airtime purchasing), is approximately a $50 billion annual business. The Company believes that the digital broadcast services sector will continue to grow, both domestically and internationally, with the emergence of digital, multi-channel broadcasting environments and the increase in the number of channels which carry advertising content.

INDUSTRY BUSINESS STRATEGY

    The Company's strategic objective is to enhance its position as an integrated provider of a diverse range of advertising and marketing services across a broad spectrum of media. Through internal growth and acquisitions, Big Flower aims to broaden its technology and services in a manner that allows its subsidiaries to interact dynamically to create both new services for existing customers and new customers for its traditional products.

    Marketers aim to reach target customers efficiently with the most effective message and the greatest possible impact. Technological advancements increasingly allow marketers to understand customer preferences and to differentiate and individualize advertising messages. Big Flower's strategy is to assist its customers by providing a broad array of advertising and marketing services which capitalize on these advancements. Key elements of this strategy include the following:

    PROVIDE INTEGRATED ADVERTISING SOLUTIONS FOR CUSTOMERS. The Company believes that by combining the products and services of TC Advertising, Webcraft and Digital Services, it can work with customers to develop cost-effective and comprehensive solutions to their particular advertising and marketing needs. Big Flower has the expertise to work with customers from inception of an advertising concept through layout design and production, to targeting and distribution of the printed product, thereby helping customers achieve their advertising goals in a cost-effective manner. For example, for a major building and hardware distributor, TC Advertising and Laser Tech presented a comprehensive advertising package, including insert production, digital photography, page/version creation and desktop proofing that streamlined the customer's advertising and outsourcing process. This integrated advertising solution resulted in a multi-year, outsourced facilities management contract for the Company. The Company believes that by integrating its digital premedia services, advertising insert capabilities, newspaper publications, geographic and demographic insert targeting programs, highly customized direct mail and specialty products, and broadcast industry software products, it offers its customers certain solutions not offered by the Company's competitors.

    DEVELOP TARGETED ADVERTISING PROGRAMS. The Company's customers are increasingly targeting their advertising messages based on more detailed knowledge of consumers and what they buy. Big Flower has responded to this trend throughout the Company as follows:

    - TC ADVERTISING'S Target Reach system enables the Company to attract new categories of customers by providing them with tools to utilize the targeted distribution capabilities of major market newspapers. Advertisers can customize their advertising to match the demographic characteristics and other targeting requirements of over 18,000 newspaper delivery zones in the nation's top 300 designated market areas. In addition, the underlying software and analysis capabilities of Target Reach have been found valuable by newspapers, advertising agencies and national advertisers.

    - WEBCRAFT'S highly individualized, multiple component direct mail campaigns utilize information refined from customers' databases in combination with Webcraft's own expertise in direct mail personalization techniques. Webcraft's analytical capabilities--database management, telemarketing and response management--allow it to offer a broad array of articulated services to current and prospective clients.

    - DIGITAL SERVICES' constant innovation of new products fulfills the growing needs of its clients. With the addition of Liquid Pictures and Liquid Graphics studios located in several of Laser Tech's key locations, Laser Tech is working closely with clients to produce high impact two-and three-dimensional illustrations, design implementation, and multi-media effects. The creation of these services provides reduction in cycle time as well an integrated approach to design for print applications. Laser Tech's image management software and network distribution systems allow customers to gain efficiency in production and to multiply the use of images, thereby allowing for greater breadth of advertising message delivery. Columbine's array of software analysis tools for broadcasters, rep firms and ad agencies allows them to buy or sell advertising in electronic media in an efficient manner. For example, its TV Works software product for TV stations allows sales representatives and managers to make sophisticated presentations to clients, offering highly specific demographic targeting. On the agency side, Columbine's MediaLine software provides a powerful analysis of efficiency in media planning and buying.

    MAXIMIZE CROSS-SELLING OPPORTUNITIES. Currently, TC Advertising serves a large customer base of regional and national retailers and newspapers, while Webcraft's and Laser Tech's customer base consists mainly of consumer product companies, advertising agencies and national retailers. Columbine's customer base is mainly TV and radio broadcasters, cable operators and satellite broadcasters. Big Flower has established employee incentive compensation programs to promote cross-selling of the entire Big Flower products and services lines. For example, TC Advertising has begun providing advertising insert programs to Webcraft's direct mail customers, while Webcraft has begun to deliver targeted direct mail advertising on behalf of TC Advertising's retail clients. TC Advertising also has begun to provide Webcraft's commercial games to its retail customers. In addition, certain premedia, ad design, digital photography and content management functions previously performed by customers of TC Advertising and Webcraft are now performed by Laser Tech at its facilities or under facilities management agreements, and some of Laser Tech's customers purchase advertising services from TC Advertising and Webcraft. Digital Services' operating units, Columbine and Laser Tech, are also developing joint service strategies for advertising agencies, and TC Advertising's Target Reach software is being promoted to advertising agencies by Columbine's sales force.

    CAPITALIZE ON NATIONAL DIGITAL WORKFLOW PLATFORM. The Company continues to optimize its nationwide digital communication network to create an Extranet environment linking TC Advertising's and Laser Tech's facilities, enabling the Company and its customers to conceive, manipulate, transmit, produce and distribute their advertising concepts seamlessly on a national scale. This open standard platform is continuously refined in response to market opportunities. At December 31, 1997, the Company's digital network connected customers and the production centers at all Laser Tech facilities and all TC Advertising's production facilities. TC Advertising production facilities are meeting the rapid output requirements of highly-versioned insert advertising programs, using efficient state of the art, digital page processing systems. Laser Tech has introduced a proprietary, secure telecommunications service called VixNet. It is an open architecture, extranet-based system which allows two-way graphics, text, video and voice communications aimed primarily at advertisers and agencies. Columbine has announced a plan to build a data warehousing service for domestic broadcasters. It will facilitate the exchange of information between an increasingly large broadcasting group as well as make a significant contribution to the development of electronic data interchange between stations and advertising agencies.

    PURSUE STRATEGIC ACQUISITIONS. Big Flower continues to review opportunities to extend its businesses and markets in the advertising and marketing services industry and to build its TC Advertising, Webcraft and Digital Services business units. In addition, Big Flower adds value to strategic acquisitions by identifying operating synergies and cross-selling opportunities, effective cost savings and improving efficiency. Since its initial acquisitions of TC Advertising, Laser Tech and Webcraft, Big Flower has expanded its products and services through a number of strategic acquisitions that increased the span and scope of each of these industry sectors and have diversified the Company further into the digital services sector, as summarized in the table below:

BUSINESS UNIT              BUSINESS ACQUIRED                 DATE                   STRATEGIC SIGNIFICANCE
-----------------  ---------------------------------  ------------------  -------------------------------------------
TC Advertising     KTB Associates, Inc. and               April 1994      - Increased TC Advertising's capacity and
                   Retail Graphics Holding                                  broadened its customer base in the
                   Company                                                  advertising insert industry sector
                                                                          - Expanded TC Advertising's capacity and
                                                                            customer base in newspaper TV magazines

                   PrintCo., Inc.                        October 1996     - Added significant retail accounts and new
                                                                            production capacity

                   Riverside County Publishing           October 1997     - Expanded presence in the Western United
                   Company                                                  States

BUSINESS UNIT              BUSINESS ACQUIRED                 DATE                   STRATEGIC SIGNIFICANCE
-----------------  ---------------------------------  ------------------  -------------------------------------------
Webcraft           Scanforms, Inc.                       October 1996     - Expanded customer base among leading
                                                                            financial services and publishing
                                                                            companies
                                                                          - Added additional high-quality laser
                                                                            personalization capabilities

                   Olwen Direct Mail, Limited           September 1997    - Established international platform for
                                                                            the Company
                                                                          - Provided multinational direct mail
                                                                            expertise
                                                                          - Enhanced database management capabilities

                   IMPCO Enterprises, Inc.              November 1997     - Expanded direct marketing capabilities to
                                                                            include database services and response
                                                                            management
                                                                          - Positioned Webcraft as a fully integrated
                                                                            direct marketing service provider

Digital Services:  Pacific Color Connection, Inc.        October 1996     - Enhanced expertise in digital premedia
                                                                            services
                                                                          - Expanded presence in California
                                                                          - Added internet production services
                                                                          - Expanded product lines to include large
                                                                            format advertising products

                   Designer Color Systems, Ltd.         December 1996     - Added capability to produce interactive
                                                                            multimedia systems for electronic
                                                                            catalogs and ordering systems

                   Digital Dimensions, Inc.             December 1996     - Enhanced digital imaging services
                                                                            platform
                                                                          - Added capability to provide Web site
                                                                            design and execution

                   Gamma One, Inc.                       October 1997     - Provided strategic Northeast presence
                                                                          - Enhanced digital image management and
                                                                            facilitated management capabilities

                   Troypeak Limited and                   March 1998      - Added digital premedia services capacity
                   Pismo Limited                                            in Europe

                                                                          - Expanded the Company's network for image
                                                                            movement and management to Europe

                   Columbine JDS Systems, Inc.           October 1997     - Diversified Big Flower into broadcast
                                                                            media services
                                                                          - Provided strategic coordination between
                                                                            digital moving images and digital still
                                                                            images
                                                                          - Offered software and technology expertise
                                                                            that can be leveraged throughout Big
                                                                            Flower

BUSINESS UNIT              BUSINESS ACQUIRED                 DATE                   STRATEGIC SIGNIFICANCE
-----------------  ---------------------------------  ------------------  -------------------------------------------
                   Broadcast Systems Software           November 1997     - Expanded Columbine's presence in the
                   Limited                                                  United Kingdom Limited
                                                                          - Provided PC-based software for television
                                                                            programming

ORGANIZATIONAL STRUCTURE

    The following chart sets forth the current organizational structure of Big Flower. Big Flower directly or indirectly owns 100% of all of its subsidiaries.

                                     [LOGO]

               ADVERTISING INSERT PROGRAMS AND NEWSPAPER PRODUCTS

    The Company produces advertising insert programs for leading retailers and Sunday magazines, TV listing guides and special supplements for some of the most widely circulated U.S. newspapers. For the 1997 fiscal year, the Company produced approximately 26 billion advertising inserts, 1.6 billion Sunday comics, 173 million locally edited Sunday magazines and 767 million TV listing guides. The Company estimates that this represents 22%, 50%, 22% and 24%, respectively, of the total advertising inserts, Sunday comics, Sunday magazines and TV listing guides produced in the U.S. in 1997. The Company believes it is the largest producer of advertising insert programs in the United States. TC Advertising, the Company's operating unit in this industry sector, is headquartered in Baltimore, Maryland and operates a national network of 20 production facilities.

PRODUCTS AND SERVICES

    BACKGROUND. The Company believes the advertising insert programs industry sector in the U.S. has grown at a faster rate in recent years than overall newspaper retail ROP growth and exceeded $10 billion in 1997. Industry research indicates that more than 75% of consumers read advertising inserts appearing in their Sunday newspaper. In addition, between 46% and 56% of adult readers use advertising inserts for making their purchasing decisions in key retail categories.

    ADVERTISING INSERT PROGRAMS. Advertising inserts are stand-alone advertisements, generally in color, which display a broad range of products sold by a single retailer or manufacturer. The primary users of advertising insert programs are general merchandisers, specialty retailers, grocery stores, home improvement centers and drug stores. Advertising inserts are placed in newspapers, mailed to consumers or distributed in stores. Advertising inserts can be produced in color on better quality paper than the reproductions that typically appear in newspapers. Advertising insert programs also allow users to vary layout, artwork, design, trim size, paper types, color and formats. TC Advertising's mix of printing capabilities, which include both heatset and cold web offset presses, enables it to provide a variety of formats and designs to meet the diverse needs of its retailing customer base. TC Advertising produces advertising insert programs for leading U.S. retailers such as American Drug Stores; Circuit City; The Home Depot; Kmart; Lowe's Companies, Inc.; J.C. Penney; Safeway, Inc.; Walgreen's and Wal-Mart.

    OTHER NEWSPAPER AND PUBLICATIONS PRODUCTS. The Company produces TV listing magazines, Sunday comics, Sunday magazines and special supplements for over 300 newspapers, including approximately two-thirds of the 50 most widely circulated newspapers in the United States.

    TC Advertising is the largest single producer of newspaper TV listing guides in the United States. As of December 31, 1997, TC Advertising produced newspaper TV listing guides for 36 newspapers including The Baltimore Sun, The Boston Globe, The Los Angeles Times, The Newark Star-Ledger, Newsday, The New York Times, The Philadelphia Inquirer and The San Francisco Chronicle.

    TC Advertising is the largest producer of Sunday comics nationwide. As of December 31, 1997, TC Advertising produced Sunday comics for approximately 290 newspapers, including The Atlanta Journal, The Baltimore Sun, The Denver Post, The Los Angeles Times, The Miami Herald, The Newark Star-Ledger and The Philadelphia Inquirer.

    OTHER SERVICES. In connection with its advertising insert programs and other newspaper publications, the Company offers a number of related services, including creative and composition, digital photography, image management, film output, digital file transfer and facilities management.

ADVERTISING INSERT SECTOR BUSINESS STRATEGY

    The Company's business strategy for this industry sector is to maximize the effectiveness of the advertising insert medium for its customers. Successful application of this strategy will enable TC Advertising's customers to deliver their advertising and marketing messages on a cost efficient basis, and will drive profitability for the Company in this industry sector. The cornerstone of this strategy is the continued development of an organization that focuses on assisting customers in maximizing the effectiveness of their advertising dollars. Key elements of this strategy include:

    NATIONWIDE VERSIONING CAPABILITY. As the only advertising insert producer offering a national network of both heatset and cold web offset production facilities, TC Advertising is able to meet the diverse needs of its customers and achieve significant cost and distribution advantages. TC Advertising simultaneously produces major national advertising insert programs and other products in multiple locations, which shortens turnaround time and reduces shipping costs to the customers' locations. Furthermore, this nationwide network allows TC Advertising's customers to use a single advertising insert producer to target specific distribution areas or distribute different versions of an insert program in different targeted parts of the United States. As the Company continues to develop its national digital work-flow platform, TC Advertising expects to improve efficiencies for insert versioning, improve the timeliness of advertising inserts by reducing the production and distribution cycle time and enhance the cost-effectiveness of advertising inserts versus other advertising media.

    TARGETED DISTRIBUTION PROGRAM. TC Advertising has developed a database information system known as Target Reach, which enables advertisers to use insert programs to target messages specifically to potential customers who meet the advertisers' desired geographic, demographic and purchase pattern profiles, resulting in more cost-effective advertising.

    MEASURED MEDIA APPROACH. TC Advertising is marketing advertising insert programs as a specific category of measured media, like radio or television. TC Advertising believes that if insert programs are considered a specific measured media category, TC Advertising may be in a better position to compete for advertising budgets. To establish advertising insert programs as a specific measured media category, TC Advertising has developed proprietary research that positions the power of advertising inserts against other types of measured media.

    COMPETITIVE COST POSITION. TC Advertising maintains stringent cost controls and has implemented programs to enhance efficiency and improve profitability in recent years. These programs have resulted in increased press speeds, reduced paper waste and improved capacity utilization. As one of the largest consumers of newsprint and ink in the United States, TC Advertising believes it is able to achieve significant purchasing economies under most market conditions.

    PRODUCTION LOAD-LEVELING. TC Advertising has implemented targeted programs which focus on the newspaper, grocery and other industry groups whose production needs are weekly in frequency. Printing services for these industry groups create a more balanced, load-leveling production environment, allowing TC Advertising to improve planning and utilization of its production capacity. In addition, TC Advertising is constantly refining its pressline configurations to optimize equipment utilization, thereby improving operating efficiencies, service and flexibility and enabling TC Advertising to meet the changing needs of its customers.

    SALES AND CUSTOMERS

    The Company's sales force in this industry sector is organized into geographic business groups. Its three regional geographic groups in this industry sector cover the northern, southern and western United States. These sales professionals draw upon their industry expertise, their knowledge of retailing and the Company's production capabilities to help customers achieve their advertising objectives on a cost-effective basis. The Company's top ten customers in this industry sector, which accounted for approximately 36% of the Company's sales in this industry sector in 1997, were American Drug Stores; Circuit City; The Home Depot; Kmart; Lowe's Companies, Inc.; Montgomery Ward; Safeway, Inc.; Walgreen's; Wal-Mart and Western Colorprint. No single customer represented more than 5.1% of such sales in 1997. As of December 31, 1997, the average length of the Company's relationship with such top ten customers was approximately 13 years. Consistent with industry practice, TC Advertising generally does not have long-term contracts with its retail customers requiring them to use its products or services. The Company does not believe that the loss of any single customer of TC Advertising would have a material adverse effect on the Company's consolidated financial condition or results of operations.

    The following table presents the sales by type of customer as a percentage of total TC Advertising sales:

                                                                                                     PERCENTAGE OF
                                                                                                    TC ADVERTISING
CUSTOMER TYPE                                                                                        SALES IN 1997
--------------------------------------------------------------------------------------------------  ---------------
General merchandisers.............................................................................          19.9%
Grocery stores....................................................................................          18.0
Specialty retail and furniture....................................................................          17.8
Home improvement centers..........................................................................          13.5
Drug stores.......................................................................................          12.2
Non-retail products...............................................................................           3.7
                                                                                                           -----
      Total advertising inserts...................................................................          85.1
Newspaper TV listing guides.......................................................................           6.2
Sunday comics.....................................................................................           4.9
Other newspaper products and other publications...................................................           3.8
                                                                                                           -----
      Total.......................................................................................         100.0%
                                                                                                           -----
                                                                                                           -----

    COMPETITION

    This industry sector is highly fragmented, and TC Advertising competes with numerous regional and local companies for the production of advertising insert programs. TC Advertising also competes for national accounts with several large producers, some of which have greater resources than the Company. TC Advertising believes that it and three other companies account for approximately 50% of the advertising insert market in the United States, with more than 140 regional and local producers accounting for the balance. In addition, TC Advertising's products compete with television, radio and other forms of print media. TC Advertising's main independent competitor in the production of Sunday newspaper comics is American Color Graphics, although some newspapers print their own comics and others could do so. TC Advertising's newspaper TV listing guides, Sunday magazine and newspaper supplement operations also face strong competition both from other printers and newspapers. TC Advertising's major competitors in these areas are R.R. Donnelley & Sons Company, Quebecor, Inc., American Color Graphics and World Color Press. Although commercial printing in the United States remains highly fragmented, recent technological developments and over-capacity in the printing industry have increased industry consolidation and competitive pressures. The principal methods of competition in these businesses are pricing, quality, timeliness of delivery, customer service and value-added services. Pricing is dependent in large part upon the prices of paper and ink, which are the major components of TC Advertising's products. Pricing is also influenced by shipping costs, operating efficiencies and the ability to control costs. TC Advertising believes that the introduction of new technologies and continued excess capacity in this industry sector, combined with the cost pressures facing its customers resulting from among other things, the cost of paper and postal rates, have resulted in downward pricing pressures and increased competition in its core businesses. See "-Additional Company Information-Raw Materials."

                DIRECT MAIL AND OTHER DIRECT MARKETING SERVICES

    The Company designs, develops and produces highly-personalized, targeted direct mail; specialty advertising; direct marketing; database solutions and response management services; and fragrance samplers. With the recent acquisition of IMPCO Enterprises, Inc. ("IMPCO"), Webcraft is now well positioned in the high value-added strategic database and response management businesses, allowing it to provide fully integrated direct marketing solutions. The Company's main operating unit in this industry sector, Webcraft, is headquartered in Lawrenceville, New Jersey and has production facilities in Bristol and Chalfont, Pennsylvania, Rochester, New York, Newark and North Brunswick, New Jersey, Salisbury, Maryland and Croyden, England.

PRODUCTS AND SERVICES

BACKGROUND

    The Company believes that in the individualized direct mail industry sector in which Webcraft operates, customized direct mail expenditures account for $37.4 billion per year, with approximately 33% going to the production of direct mail and the remainder to other services, including agency services, data analysis and manipulation, and creative development. Media expenditures for direct mail advertising grew at an average annual rate of 8% for the period from 1992 to 1997, and are projected to continue to grow at an annual rate of 6.4% through 2002, according to the 1997 DMA/WEFA Group Study--"Economic Impact: U.S. Direct Marketing Today." The Company believes more advertisers will use more sophisticated individualized direct mail techniques as prospect and customer databases grow in both volume of information stored and sophistication.

SPECIALTY PRODUCTION

    PERSONALIZED DIRECT MAIL. The majority of the Company's revenues in this industry sector are derived from the in-line production of personalized advertising mailings which are produced by ink-jet, laser and electropress systems, integrated with an advanced data processing capability. Personalized direct mail enables consumer goods companies and other marketers to communicate with their customers on an individual-by-individual basis rather than relying on the broad non-targeted mailings which typically generate lower response rates. The Company can develop, customize, process and manipulate databases to enable its customers to target direct mail recipients based on a combination of more than a dozen attributes, including the recipient's age, gender, address, spending habits, such as type of car owned, or whether the recipient is a pet owner. Personalized direct mail is frequently used in conjunction with larger print, radio or television promotional campaigns.

    The primary users of the Company's personalized direct mail products are consumer goods and financial services companies and non-profit institutions. Major customers include Chrysler Corp.; Dean Witter; Publishers Clearing House; Reader's Digest Association, Inc.; RJR Nabisco Holdings Corp., U.S. Sales and Brown and Williamson.

    STRATEGIC DATABASE SERVICES. The IMPCO acquisition adds leading edge database technology and analytical tools "upstream" from Webcraft's core direct mail production business. As direct marketing becomes increasingly data and information driven, sophisticated database capabilities become critical to successful direct marketers, with a growing reliance on outsourcing. The third party direct marketing information services sector is estimated to be $5.6 billion and growing rapidly. IMPCO's database marketing capabilities include strategic and tactical consulting, database development and management, modeling analysis, customized list development and response analysis.

    RESPONSE MANAGEMENT SERVICES. The IMPCO acquisition also adds important value-added response management services "downstream" from Webcraft's core direct mail print production, providing the ability to close the direct response "promotional loop" on the behalf of the customer. These types of programs could range from a lead management and fulfillment program in support of a high-tech sales force, to managing and fulfilling an on-going prescription drug sampling program for a leading pharmaceutical manufacturer. Some of the key capabilities and technology IMPCO brings to this business include tactical consulting and program development, account management, teleservices (inbound, outbound, & automated IVR), data entry, fulfillment, and database management.

NON-SPECIALTY PRODUCTS AND SERVICES

    A significant portion of Webcraft's non-specialty production involves the production of enhanced envelopes, which are essentially simple printed products involving the formation of an envelope such as catalog order forms, film mailers and airline ticket jackets. Webcraft also produces specialty chemicals, adhesives and coatings. In 1997, approximately 83% of these products were sold to industry customers and the remainder were used internally. The Company also produces fragrance samplers, which are product samples, typically of perfume, which are distributed to potential purchasers of the fragrance through magazine inserts or as billing statement stuffers for major department stores. Webcraft is a leading producer of highly specialized fragrance samplers because of its ability to produce an accurate rendition of the perfume being marketed and its technological expertise in the microencapsulation of the fragrance. Webcraft recently patented technology that allows for multiple uses of a single magazine scent strip. Webcraft's customers in fragrance samplers include Calvin Klein, Inc.; Elizabeth Arden, Co. and Liz Claiborne. In addition, Webcraft utilizes its extensive creative design capabilities in combination with in-line finishing to produce targeted products which are bound into magazines, inserted into packages or distributed by other means. There are no significant recurring customers in this area of Webcraft's business.

DIRECT MAIL SECTOR BUSINESS STRATEGY

    The Company's business strategy in this industry sector is to increase revenues and maximize profitability in its core business of direct mail products and customized advertising products, while continuing to de-emphasize non-core products, such as commercial printing services. The cornerstone of this strategy is to improve the effectiveness of its customers' advertising products by developing customized formats and offering complex personalization capabilities designed to increase response rates. With the addition of strategic database and response management services, a key component of the overall business strategy is now to become a leading provider of integrated direct marketing services across selected key markets, assisting our customers in developing comprehensive and cost effective direct response solutions. As the trend towards third party outsourcing of key direct marketing and "customer care" activities accelerates within the Fortune 1000 companies, the demand for well-positioned integrated solutions providers should intensify, enhancing profitability and client loyalty. The key elements of this strategy include:

    TECHNOLOGICAL EXPERTISE. Webcraft believes that the continued development of its production processes enables it to consistently provide high quality products and services at competitive prices. Webcraft's technological focus is on its in-line finishing process that combines the personalizing, folding, cutting and collecting of several multi-color pieces into a formed envelope in one step, shortening the time needed to produce complex finished products. Additionally, its unique combination of format design, multi-stage personalization and outer wrap (envelope) configurations often provides customers with superior response rates to their direct marketing programs. These same processes also enable Webcraft to provide its products more rapidly than many of its competitors. Webcraft believes that these capabilities are becoming increasingly important as lead time becomes more compressed and customers demand faster turn around times to respond to time-sensitive market opportunities. In addition, with the acquisition of Scanforms, Webcraft's ink-jet technology is now complemented by Scanforms' traditional laser imaged direct mail. Furthermore, the conversion of new customers from the more traditional method of laser imaging of Scanforms to Webcraft's in-line method is made easier because Webcraft will initially be able to provide services to these new customers in the laser process they are familiar with before they are converted to Webcraft's in-line method as appropriate.

    NEW PRODUCTS. Webcraft will continue to work with its customers to develop new products to meet their advertising needs. Webcraft's in-line process, coupled with advanced design and personalization capabilities, gives Webcraft an advantage over its competitors in improving the effectiveness of its customers' direct mail products.

    NEW CAPABILITIES AND SERVICES. With the acquisition of IMPCO, Webcraft is now positioned in the high value-added strategic database and response management businesses, allowing it to provide fully integrated direct marketing solutions. Most of Webcraft's clients today are utilizing these services in some fashion, in their direct marketing activities and related "customer care" programs, creating many cross selling opportunities that should further strengthen customer relationships. As a well positioned, direct marketing integrated solutions provider, Webcraft should be in an advantageous position to more aggressively attract new business, as well as capitalize on new market opportunities.

    ENTER NEW MARKETS. Webcraft will also continue to develop new customers and will work with TC Advertising and Digital Services to target the retail industry. Webcraft and its recently-acquired U.K. subsidiary, Olwen Direct Mail, Limited ("Olwen"), will also target domestic and foreign clients with multinational direct mail needs.

    INTERNATIONAL EXPANSION. With the recent acquisition of London-based Olwen, Webcraft has now established an initial foothold into the European direct marketing industry sector. Olwen enjoys a strong reputation for targeted, high impact direct mail production. Olwen's wide range of capabilities span from five color sheet fed printing to sophisticated data processing and personalization, to complex finishing processes, resulting in high-performing direct mail programs. Webcraft believes there may be opportunities to incrementally leverage key domestic client relationships, particularly in the financial services and publishing arenas, relevant to their European marketing activities. Olwen, with its satellite Baltimore, Maryland operation, also provides Webcraft with international address formatting technology, along with the experience of supporting mail programs for countries throughout the world. Webcraft expects growing cross selling opportunities as many of its domestic clients expand their marketing activities internationally.

    LEVERAGE DATABASE EXPERTISE. Webcraft intends to use its expertise in managing database information to work with its customers to design more cost-effective campaigns.

    COST CONTROL AND PRODUCTIVITY IMPROVEMENTS. Webcraft has developed a cost control program which focuses on minimizing waste, reducing labor-intensive processes and making its selling effort more efficient. In addition, management has implemented several programs to improve profitability, including reorganizing its management information systems and business acquisition systems, which allow Webcraft to utilize press time more effectively. Webcraft has implemented a new order confirmation system that strengthens its relationships with its customers, by providing accurate and detailed job specifications and electronic templates for ease of customer formatting. Webcraft has also instituted a new make-ready program, resulting in significant reduction of make-ready time. This has resulted in lowering set-up costs and increasing total production capacity of the installed base of equipment. Furthermore, the acquisition of Scanforms strengthens Webcraft's position in the financial services market because it greatly expands capacity for magnetic ink readable code checks products.

SALES AND CUSTOMERS

    The Company employs 63 sales representatives in this industry sector. They are based in 14 U.S. sales offices or production facilities located in 11 states, the District of Columbia and the United Kingdom. While the majority of sales are made directly to end users, the Company also sells its direct mail products and services through advertising agencies, brokers and other agents. The Company's principal customer groups include consumer goods manufacturers, mail order and catalog publishers, fragrance marketers, financial institutions, non-profit organizations and other government agencies. The Company's ten largest customers in this industry sector (including Calvin Klein, Inc.; Publishers Clearing House; RJR Nabisco Holdings Corp. and U.S. Sales), accounted for approximately 35% of its sales in this industry sector in 1997. On average, these customers had over a ten year relationship with the Company.

    Webcraft's sales are typically covered by purchase orders from the client and signed sales confirmations from Webcraft. These documents detail the terms and conditions of sale. Prices typically vary from project to project because each direct mail campaign is unique with its own variables, including run quantity, dimensions of the printed piece, personalization, special materials such as scratch off, die cuts and a number of other criteria. The Company does not believe that the loss of any single customer of Webcraft would have a material adverse effect on the Company's consolidated financial condition or results of operations.

COMPETITION

    In this industry sector, the Company competes with a number of different firms in each of its principal lines of direct mail business. The primary competitive factors in its specialty markets are quality, flexibility, service, timeliness of delivery and price. However, in certain non-specialty markets, such as the enhanced envelope and government printing markets, price is often the dominant factor. In the personalized direct mail product category, the Company's major competitors are Banta Direct Marketing Group, a division of Banta Corporation; Moore Response Marketing Services, a division of Moore Business Forms, Inc.; Communicolor, a division of Standard Register Company; and World Color Press, Inc. In the fragrance sampler line of business, the Company believes that its major competitors are Arcade, Inc. and Quebecor Inc. The Company's primary competitor in commercial games products and services is Dittler Brothers, Inc. In the non-specialty category, the products produced do not have the same complexity as products produced in Webcraft's specialty printing services. Because of this lack of complexity, there are a number of printers capable of competing with the Company in this area. Major competitors in the non-specialty market include Cyril-Scott Company, Double Envelope Corp. (Convertagraphics) and RR Donnelly Specialty Products. Increases in printing press capacity in this segment have led to over-capacity in recent years, with resulting pricing pressures. Webcraft's management has responded to these pressures by lowering its cost structure for producing non-specialty products, de-emphasizing this line of business and growing the specialty products lines to replace non-specialty products.

                                DIGITAL SERVICES

    Digital Services is the parent company of Columbine and Laser Tech and is the third industry sector in which the Company operates. The Company believes that there are strategic benefits to coordinating Laser Tech's expertise in digital management of still images, use of server technology and capacity of broadband telecommunications networks with Columbine's expertise in the digital management of moving images used in advertising and programming services.

    Laser Tech believes it provides an unprecedented range of digital pre-media services for the commercial advertising, retail catalog and packaging industries. Services and technology include two-and three-dimensional illustrations, digital photography, design fulfillment, desktop publishing, turn-key catalog and insert advertising production, electronic retouching, ultra-large format film, large display ad production, photopolymer platemaking, client/server software and hardware, digital asset management for high speed image retrieval, digital telecommunications for the movement of image and graphic data, and video teleconferencing. Laser Tech is headquartered in Irving, Texas and offers its customers services in twelve full service outsourcing centers, three specialty service facilities and six facilities which Laser Tech manages at its client locations.

PREMEDIA PRODUCTS AND SERVICES

    BACKGROUND. The Company believes that premedia products and services business exceeds $5.3 billion annually. Laser Tech believes that the digital premedia business will continue to grow with the emergence of new distribution technologies such as CD-ROM and the World Wide Web that use digitized images. Furthermore, the acceleration of digital technologies used in premedia services has necessitated greater data processing expertise and comparatively greater capital expenditure, leading many businesses to outsource their premedia requirements.

    ELECTRONIC PREMEDIA ("EPM") OPERATIONS. EPM involves the electronic capture of black and white or full color pictures and image retouching combined with text and graphics into a page layout suitable for distribution in a print or new media format such as CD-ROM or the World Wide Web. The Company's comprehensive line of EPM services include the following:

        DIGITAL PHOTOGRAPHY. The Company operates twelve fully equipped digital photography studios capable of capturing images greater than 100 megabytes for an output print size of up to 20" x 30".

        ELECTRONIC RETOUCHING. The Company offers its customers high-end facilities for electronic creation or retouching of visual images. The resulting digital image can be output as color transparency or offset film or distributed for Internet or CD-ROM publication.

        DIGITAL IMAGE SCANNING. The Company scans and color corrects transparencies, photo prints or illustrations, then outputs the digital image file to a variety of media for print or electronic distribution.

        PAGE ASSEMBLY. The Company places digital image files into customer page layouts to form finished printable advertising materials. These same digital files can be re-formatted for output to digital media such as Internet or multi-media. The Company utilizes MacIntoshO and Windows NTO desktop publishing technologies as well as UNIX-basedO client/server technologies from Silicon Graphics, Inc., Sun Microsystems, Inc., Digital Equipment Corporation, Inc. and others.

        ELECTRONIC OUTPUT. The Company outputs completed digital image files to a variety of output media, including regular and oversize lithographic films, color transparency, digital printing plate, digital new media such as the Internet or CD-ROM as well as direct digital color display graphics.

        PROOFING. For each digital image file produced, the Company offers a variety of color proofing methods from direct digital methods in which the digital file is output to a color proof prior to final media output, to conventional analog proofs in which lithographic films are exposed onto color proofing materials. The Company operates low cost remote digital proofing facilities at many customer locations to provide the customer virtually instantaneous access to final digital files.

        PACKAGING. The Company offers full service specialized services to packaging customers in image capture, art production, page assembly, proofing and photopolymer platemaking tailored for both lithographic and flexographic packaging products. Packaging products require different skill sets and capabilities than advertising materials due to the varied manufacturing technologies peculiar to consumer packaging reproduction.

        FACILITIES MANAGEMENT. Laser Tech's Facilities Management division specializes in providing on-site digital premedia services to agencies, corporate advertisers or printers. Services may include only one or all of Laser Tech's service offerings. Facilities Management sites typically involve long-term contracts and minimum annual revenue commitments.

        DIGITAL ASSET MANAGEMENT. Laser Tech has developed a range of digital asset management applications designed to provide a turn-key technology solution to advertisers who desire to manage their digital assets for re-use or re-sale to third parties. Laser Tech's Digital Solutions Group is developing additional applications to meet the ever expanding needs of corporations and advertisers to store, retrieve and distribute electronically their digital assets. Vision Bank, Laser Tech's most recent service offering, is a web accessible content data base, enabling customers to warehouse, search and retrieve media assets.

    The Company's objective in this business is to become the leading provider of outsourced, digital premedia and content management services to retailers, advertising agencies, and consumer product companies. Key elements of this strategy include:

    DEVELOP DIGITAL IMAGE MANAGEMENT NETWORKS. Laser Tech continues to develop systems to provide its customers with greater access to and control over their advertising content. Accordingly, it has formed the Digital Solutions Group to develop an interactive content management service suite which links advertisers and graphic designers with a database of images, text and graphics. The database enables them to avoid re-creation costs and streamline production flows by creating, storing, retrieving, and editing their advertisements through on-line connections from their offices. Laser Tech continues to work with TC Advertising to integrate its digital premedia communications network with TC Advertising's production facilities.

    ENTER NEW MEDIA MARKETS. Laser Tech is leveraging its electronic premedia services into the emerging technology markets of electronic distribution of information via the World Wide Web, CD-ROM and other electronic delivery methods. Laser Tech's traditional customer base is actively seeking to exploit these emerging media distribution channels. Laser Tech believes that these new distribution methods, combined with an increasing need for digital archiving and retrieval of digital images, present significant growth opportunities for Laser Tech.

    EXPAND OUTSOURCING FACILITIES. Laser Tech maintains multiple facilities in major markets across the country as well as "outsourced services" sites on customers' premises and at various TC Advertising production sites. Electronic imaging hubs are being developed to service Laser Tech's regional and national customer base. These hubs will provide first-line and overflow imaging manufacturing support for regional and national sales efforts.

    LEVERAGE EXISTING MARKETS. In conjunction with TC Advertising, Laser Tech is focusing on providing services to the substantial retail customer base of TC Advertising, including electronic premedia services, image storage and retrieval services, and customized application software for increased production efficiency for both print and new media distribution channels. Furthermore, the acquisition of Designer Color Systems, Ltd. enhanced Laser Tech's ability to service its retail customer base with its significant retail advertising insert and catalog production expertise. The acquisition of Gamma One further extends Laser Tech's ability to leverage cross selling opportunities between TC Advertising and Webcraft with the addition of Gamma One's broad-based client list. The acquisitions of Troypeak Limited and Pismo Limited expand the Company's service capabilities to Europe, allowing customer development in the U.S. and Europe and providing seamless image transport across the Atlantic.

    Columbine provides a full line of software products and related services to the advertising agency, cable, satellite and terrestrial broadcast industries in both the United States and international markets. Services and technology include a proprietary suite of software products that manage the buying and selling processes for advertising and the placement of broadcast advertisements, programming material and sales information data for television stations, radio stations, broadcast and cable networks, cable operators and direct broadcast satellite providers. The Company currently provides software products and/ or services to clients in all 50 states and in approximately 30 countries around the world. These clients are in the top 50 markets and consist of approximately 950 television stations, approximately 50 radio stations, approximately 80 cable networks and DBS operators, approximately 190 cable MSOs, and approximately 35 advertising agencies, media buyers and national rep firms. The Company's operating unit in the broadcast services sector, Columbine, is headquartered in Denver, Colorado and has three development and support facilities in the United States and the U.K.

    BACKGROUND. The Company believes that domestic broadcast services spending, including production, distribution and airtime purchasing, is approximately a $50 billion annual business. Columbine believes that the digital broadcast services sector will continue to grow with the emergence of digital, multi-channel broadcasting environments. This should result in a substantial expansion of the number of channels on which advertising content will be carried and consequently expand the utilization of Columbine's advertising insertion software.

    PROPRIETARY SOFTWARE APPLICATIONS. The Company's software assists advertising agencies and media representation firms in the buying and selling of advertising time. All or part of these systems schedule and time commercials, produce sales analysis and proposals, offer master control automation and provide program management and accounting and finance functions. The Company's software products are licensed to customers through long-term contracts with terms generally ranging from three to five years.

    Columbine has begun the introduction of its Paradigm Integrated Broadcast System, a next-generation software system which integrates and automates all information management activities and day-to-day operating support for digital, multi-channel broadcasting environments. The Company believes that Paradigm is uniquely positioned to service complex international environments and is the only software solution to successfully address the multiple channel, time-zone, censorship, language and currency needs of international broadcasters. In addition to the international opportunities, Paradigm is positioned to address the complexity of regional direct broadcast satellite systems and other new international delivery systems that require more sophisticated business solutions.

    CONSULTING SERVICES. In addition to its proprietary software products, the Company's expert staff provides related products and services to the electronic media industry including management consulting, temporary personnel, custom software development, on-site training, custom business forms and 24-hour technical support. The Company also serves as a reseller of hardware and software technologies for its major technology partners that include IBM, Tektronix, Hewlett Packard and Microsoft.

    The Company's objective in this business is to leverage its products and services, customer relationships and market position as the leading global provider of broadcast services to the electronic media in order to expand its international presence and develop solutions for a complex industry. Key elements to this strategy include:

    LEVERAGE STRONG CUSTOMER RELATIONSHIPS. The Company's success in developing long-term customer relationships has resulted in over 50% of the company's customers using the Company's products for more than 10 years. Through the development of next generation technology and through superior customer service, the Company will leverage customer relationships in order to capture new business opportunities resulting from consolidation, digitization and other industry trends.

    EXPAND THE DELIVERY OF THE PARADIGM SYSTEM TO THE INTERNATIONAL AND DOMESTIC MARKETS. Paradigm is a total end-to-end solution consisting of many integrated subsystems. A single relational database serves all modules in the system, eliminating duplication of data entry and coordinating all activities and functions. Paradigm integrates all of the key elements in the advertising buy/sell process and enhances interdepartmental communication. The Company launched Paradigm in 1997 after a significant investment of 200 man years and development dollars and intends to control its delivery to ensure that its customers receive the highest level of service.

    DEVELOP NEW MARKETS AND SERVICES. The rapidly changing requirements of the electronic media environment result in the demand for complex regional direct broadcast satellite systems. Internationally, the privatization of existing state-owned broadcast facilities and the issuance of new licenses for commercial broadcasters around the world are creating demand for traffic systems on a global basis. Domestically, the current transition from analog to digital technology is expected to result in a significant increase in the number of channels of program delivery through cable and satellite. Increased channels will further refine viewing audiences and allow more focused audience targeting for advertisers. The logistics of scheduling delivery of advertisements to target audiences will require traffic scheduling systems, creating a significant increase in the number of potential purchasers of Columbine's products and providing increased cross-selling opportunities for Digital Services.

SALES AND CUSTOMERS

    The Company's premedia sales force is organized into four market categories with 73 sales representatives in 23 offices. The Company's principal customer groups in the premedia sector include magazine, retail catalog and advertising insert producers, consumer product packaging manufacturers, advertising agencies, and retailers. The largest of these customers include Tracy Locke Partnership; True North Communications, Inc.; Kraft Foods; Office Depot; RJR Nabisco Holdings Corp.; Tyson Foods, Inc. and Wal-Mart. The Company does not believe that the loss of any single customer of Laser Tech would have a material adverse effect on the Company's consolidated financial condition or results of operations.

    The Company sells and markets its broadcast-related products in the United States and internationally through a direct field sales organization with 53 sales and marketing people in 7 offices. The Company's principal customer groups in the broadcast services sector include approximately 950 U.S. and Canadian broadcast television stations, approximately 550 radio stations, approximately 190 cable operators, approximately 80 cable networks and approximately 35 advertising agencies. The largest of these customers include TV Azteca, S.A. de C.V., Star TV, M-Net Broadcast Service, Telerep, Inc. Harrington Righter, Foxtel Management, Ltd., MTV Networks, Rainbow Programming, Telemundo Network, Inc. New York Times Broadcast Group, Campbell Ewald, Grey Advertising, Univision, WTTO-TV and Fox Sports Network. The Company does not believe the loss of any single customer of Columbine would have a material adverse effect on the Company's consolidated financial condition or results of operation.

COMPETITION

    The premedia business is highly fragmented and undergoing a period of consolidation. The Company's major competitors in this sector are Applied Graphics Technologies, Inc., Wace USA and Schawk, Inc. The major competitive factors in the premedia business are price, quality of finished products, distribution capabilities, ongoing customer service and availability of time on equipment which is appropriate in size and function for a given project. The consolidation of customers within certain of the Company's premedia businesses provides both greater competitive pricing pressures and opportunities for increased volume solicitation.

    The Company's main competitor in the broadcast television business, Indenet, is the second largest provider of such services in this segment and, the Company believes, has a smaller number of domestic television stations than Columbine. There are numerous other small software companies providing traffic and related systems, particularly in the radio station segment of the market. The advertising agency segment is highly fragmented, both domestically and internationally, with a number of relatively small suppliers, with the largest such supplier being Donovan Data Systems.

                         ADDITIONAL COMPANY INFORMATION

RAW MATERIALS

    In 1997, Big Flower spent approximately $630 million on raw materials. The primary raw materials required in the Company's printing operations are paper, ink, plates and adhesives and in its premedia operations are film, chemicals, computer supplies and proofing materials. The Company believes that there are adequate sources of supply for its primary raw materials and that its relationships with its suppliers yield improved quality, pricing and overall service to its customers. Although there can be no assurance that the Company's sources of supply for its paper will be adequate in all circumstances, in the event that such sources are not adequate, the Company believes that alternative sources can be developed in a timely manner.

    The Company's results of operations depend to a large extent on the cost of paper and the ability of the Company to pass along to its customers any increases in these costs and remain competitive when there are decreases. In recent years, the Company has substantially reduced the number of its suppliers of paper and has formed stronger commercial relationships with those suppliers, resulting in its ability to negotiate favorable price discounts and achieve more assured sourcing of high quality paper that meets the Company's specifications.

    In connection with its acquisition by Big Flower, TC Advertising entered into a long-term ink supply agreement with a single supplier, effective July 31, 1993, as amended in 1997, pursuant to which it is obligated to purchase from such supplier a substantial portion of its annual requirements for ink. The terms of this agreement represent the results of an arms-length negotiation and are confidential.

    Webcraft also has an ink supply agreement with a supplier pursuant to which Webcraft is obligated until August 1998 to purchase from such supplier not less than 80% of Webcraft's annual requirements for ink for heatset and flexographic inks at all plants operated by Webcraft. Price is determined on a price per pound basis that is subject to adjustments based on competitive pricing. In addition, Webcraft enjoys an incentive program based on annual purchase levels.

    A Webcraft subsidiary has an agreement expiring October, 2001 with a supplier to purchase all of its requirements for mailing services (inserting, sorting, tying, bagging and applying postage to direct mail). Prices are negotiated annually. As part of this agreement, this subsidiary's mailing services receive priority over other customers of this supplier.

    The Company internally produces most of the adhesives needed for its printing operations, through its adhesives and coatings subsidiary, Webcraft Chemicals, Inc., but believes that there are other ready sources for these products. This subsidiary also supplies a variety of specialty chemicals for unusual format applications.

TRADE NAMES, TRADEMARKS AND PATENTS

    The Company owns certain trade names, trademarks and patents used in its business. The loss of any such trade name, trademark or patent would not have a material adverse effect on the Company's consolidated financial condition or results of operations.

SEASONALITY

    While TC Advertising's advertising circular business is seasonal in nature, the addition of other businesses has reduced the overall seasonality of the Company's revenues. On a pro forma basis, assuming all businesses owned at December 31, 1997 had been owned for the full year, net sales for the Company for 1997 would have been 23% in the first quarter, 24% in the second quarter, 26% in the third quarter and 27% in the fourth quarter. Profitability, however, continues to follow a more seasonal pattern due to the higher margins and efficiency during the Christmas production season and lower margins in the first quarter that do not fully leverage fixed depreciation, amortization, interest and preferred dividend costs incurred evenly throughout the year. Based on its historical experience and projected operations, the Company expects its operating results in the near future to be highest in the fourth quarter and lowest in the first quarter.

ENVIRONMENTAL MATTERS

    Certain of the operations of the Company's subsidiaries are subject to federal, state and local environmental laws and regulations concerning health and safety issues and the discharge, emission, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant penalties for violations. The Company cannot predict what other environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted.

    The Company's acquisition of Webcraft resulted in certain obligations under the New Jersey Industrial Site Recovery Act, formerly known as the Environmental Cleanup Responsibility Act (together, "ISRA"), which is triggered by the transfer of industrial property. At two sites, Webcraft and the New Jersey Department of Environmental Protection ("NJDEP") agreed that Webcraft would continue to maintain financial guarantees that were previously established pursuant to ISRA, continue site investigations that were already underway, and institute remediation measures as appropriate. The Company has obtained an indemnification from the selling shareholders of Webcraft for certain costs resulting from pre-existing conditions pertaining to Webcraft, including but not limited to environmental matters. With respect to Webcraft's ISRA obligations, the Company believes, based on the indemnification agreement, potential contribution from a third party for contamination at one site, and existing investigatory and remediation cost estimates, that its liability for such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, there can be no assurance that such matters will not ultimately have such an effect.

    Pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund") and analogous state laws, TC Advertising and Webcraft have been identified as potentially responsible parties ("PRPs") for the cleanup of contamination resulting from alleged disposals of hazardous waste. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for response costs at a site if the harm is indivisible. This generally means that each responsible party could be held liable for the entire costs of investigation and cleanup. As a practical matter, however, where there are multiple PRPs, response costs typically are allocated, according to a volumetric or other standard, among the parties.

    TC Advertising has been identified as a PRP at three sites to which it allegedly sent waste in the past. Based on a review of the data available to the Company regarding each site, including the number and viability of other PRPs, the minor volumes of waste which TC Advertising is alleged to have contributed, the range of likely cleanup costs, and a comparison of TC Advertising's alleged liability to settlements previously reached by TC Advertising in similar cases, the Company believes that such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. Nonetheless, because neither the final cleanup costs at each of the sites have been ascertained nor TC Advertising's final proportionate share determined, there can be no assurance that such matters, or any similar liabilities that arise in the future, will not ultimately have such an effect.

    In 1990, the United States Environmental Protection Agency ("EPA") identified Webcraft, among others, as a PRP for regional groundwater contamination near Webcraft's Chalfont, Pennsylvania facility. Webcraft responded by disclaiming any responsibility. EPA, Webcraft and other PRPs are in the early stages of negotiation. Based on information currently available to the Company, including the possibility of indemnification from the prior site owner and indemnification from the selling shareholders of Webcraft, the Company believes that its liability, if any, will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, because of the early stage of this matter, there can be no assurance that it will not ultimately have such an effect.

EMPLOYEES

    As of December 31, 1997, the Company had approximately 8,500 employees, of which approximately 2,100 were salaried and 6,400 were hourly. Most of Webcraft's hourly employees at its North Brunswick and Newark, New Jersey facilities (approximately 280 employees) are represented by the United Paper Workers International Union, AFL-CIO. Webcraft entered into a new three-year contract with this union on February 1, 1998. Under this agreement, represented employees received an hourly base rate increase of 2% for 1998, a 2% lump sum bonus in 1998 and a 3% hourly base rate increase in each of 1999 and 2000. The Company believes it has satisfactory employee and labor relations.

ITEM 2. PROPERTIES

    The Company maintains a large number of diverse properties. Management believes that these properties, taken as a whole, are generally well maintained and are adequate for current and foreseeable business needs. The majority of these properties are leased. Substantially all of the Company's materially important physical properties are being fully utilized. The Company's properties are covered by all-risk and liability insurance which the Company believes is customary for the industry.

EXECUTIVE OFFICES

    Big Flower, TC Advertising, Webcraft, and Digital Services each lease their executive offices in New York City, New York; Baltimore, Maryland; Lawrenceville, New Jersey; Irving, Texas and Denver, Colorado, respectively. The lease terms for Big Flower's, Webcraft's, Laser Tech's and Columbine's facilities expire in November 2006, August 1999, September 1999 and December 2007, respectively. TC Advertising occupies its executive offices pursuant to two leases that expire in December 2000 and December 2005, respectively.

PRODUCTION FACILITIES

    As of December 31, 1997, the Company owned 13 and leased 42 production facilities, with lease terms expiring from April 30, 1998 to December 25, 2013.

    TC Advertising owned 8 and leased 12 production facilities, with an aggregate square footage of approximately 2,150,000 feet. Webcraft's production facilities consisted of 5 owned and 6 leased locations, with an aggregate square footage of approximately 1,000,000 feet. Laser Tech leased its 18 production facilities, with an aggregate square footage of approximately 277,000 feet. Columbine's production facilities consisted of 6 leased locations, with an aggregate square footage of approximately 142,000 feet.

SALES OFFICES AND OTHER FACILITIES

    As of December 31, 1997, the Company had 49 sales offices and 11 other facilities. All of the sales offices and other facilities are leased, with lease terms expiring from April 30, 1998 to December 31, 2007.

ITEM 3. LEGAL PROCEEDINGS

    Certain claims, suits and complaints (including those involving environmental matters) which arise in the ordinary course of the Company's business have been filed or are pending against the Company. The Company believes that all such matters would not have a material adverse effect on the Company's consolidated financial condition or results of operations, if adversely determined against the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    On June 24, 1997, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, Peter G. Diamandis and Joan D. Manley were reelected to serve as Directors of the Company, each for an additional term of three years. The following individuals continue to serve on the Company's Board of Directors:
R. Theodore Ammon, Robert M. Kimmitt, Newton N. Minow and Edward T. Reilly. At the Annual Meeting, the stockholders also approved certain amendments to the Big Flower Press Holdings, Inc. Restated 1993 Stock Award and Incentive Plan and ratified the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants.

    The voting on the above matters is set forth below:

ELECTION OF DIRECTORS

NOMINEE                                                                                VOTES FOR    VOTES WITHHELD
------------------------------------------------------------------------------------  ------------  --------------
Peter G. Diamandis..................................................................    15,848,473       166,958
Joan D. Manley......................................................................    15,848,473       166,958

    PROPOSAL 2--Approval of Certain Amendments to the Big Flower Press Holdings, Inc. Restated 1993 Stock Award and Incentive Plan: There were 10,362,405 votes for, 1,609,570 votes against, and 22, 946 abstentions.

    PROPOSAL 3--Ratification of the Appointment of Deloitte & Touche LLP: There were 15,923,334 votes for, 53,341 votes against, and 38,756 abstentions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

    The common stock of Big Flower Holdings, Inc. ("Common Stock") is traded on the New York Stock Exchange, Inc. under the symbol "BGF". Each share of Common Stock is traded together with a right entitling the holder to purchase one one-hundredth of a share of Series A Junior Preferred Stock.

    The common stock of Big Flower Press first traded on the New York Stock Exchange on November 22, 1995. Prior to November 22, 1995, there was no established trading market for such common stock. In connection with its corporate reorganization on October 17, 1997, the common stock of Big Flower Press ceased to so trade, and the common stock of Big Flower Holdings, Inc. began to trade. Set forth below are the high and low closing prices for the Common Stock for the period indicated, as reported on the New York Stock Exchange Composite Tape.

FISCAL YEAR ENDED:

                                                                                  HIGH         LOW
                                                                                  -----        ---
DECEMBER 1997
  First Quarter ended March 31...............................................   $      207/8 $      177/8
  Second Quarter ended June 30...............................................          217/8        181/8
  Third Quarter ended September 30...........................................          251 /16        203/8
  Fourth Quarter ended December 31...........................................          243/4        21

DECEMBER 1996
  First Quarter ended March 31...............................................   $      191/8 $      107/8
  Second Quarter ended June 30...............................................          145/8        117/8
  Third Quarter ended September 30...........................................          14          121/2
  Fourth Quarter ended December 31...........................................          183/4        121/4

TRANSITION PERIOD 1995
  November 22, 1995 to December 31, 1995.....................................   $      153/4 $      15

    As of March 16, 1998, there were approximately 240 holders of record of the Common Stock.

DIVIDENDS

    Big Flower has not paid cash dividends on its Common Stock and intends to continue this policy for the foreseeable future and retain funds for repayment of indebtedness and investment in its business.

    Because Big Flower is a holding company, holders of its debt and equity securities, including holders of the Common Stock, are dependent primarily upon the cash flow from Big Flower's subsidiaries for payment of principal, interest and dividends. Potential dividends and other advances and transfers from Big Flower's subsidiaries represent its most significant sources of cash flow. Applicable state laws and the provisions of the debt instruments by which Big Flower's principal subsidiaries are bound limit the ability of such companies to declare dividends or otherwise provide funds to Big Flower. On June 12, 1997, Big Flower Press entered into a revolving credit facility (as amended to date, the "Credit Agreement"). The Credit Agreement limits the ability of Big Flower Press to pay dividends to the Company.

    In addition, the indenture governing the 8 7/8% Notes due July 1, 2007 of Big Flower Press imposes certain restrictions on Big Flower Press' ability to make distributions to Big Flower. Also, the indenture governing the 6% Convertible Quarterly Income Preferred Securities of Big Flower Trust I restricts the payment of dividends by Big Flower on its Common Stock in certain circumstances.

    For additional information regarding these securities see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Notes 5, 9 and 15 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth the selected financial data of predecessor TC Advertising prior to its acquisition by Big Flower Press ("Predecessor TC Advertising") and of Big Flower and its subsidiaries (including TC Advertising) thereafter. The selected financial data as of and for the fiscal year ended June 30, 1993 and for the 42 days ended August 11, 1993 were derived from the audited consolidated financial statements of Predecessor TC Advertising. The selected financial data for all other periods were derived from the audited financial statements of Big Flower. The financial data for Big Flower Press Holdings, Inc. and Subsidiaries as of and for the year ended December 31, 1997 is substantially equivalent to that of Big Flower for the same period. For additional information, see the consolidated financial statements of Predecessor TC Advertising and Big Flower and the notes thereto. The selected historical financial data should also be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            SELECTED FINANCIAL DATA

                                        PREDECESSOR
                                       TC ADVERTISING                                 BIG FLOWER
                                   ----------------------  -----------------------------------------------------------------
                                     YEAR       42 DAYS     323 DAYS      YEAR      SIX MONTHS        YEAR          YEAR
                                     ENDED       ENDED        ENDED       ENDED        ENDED         ENDED         ENDED
                                   JUNE 30,   AUGUST 11,    JUNE 30,    JUNE 30,   DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                     1993        1993         1994        1995         1995           1996          1997
                                   ---------  -----------  -----------  ---------  -------------  ------------  ------------

                                                            IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
OPERATING DATA:
Net sales........................  $ 555,013   $  59,584    $ 587,630   $ 920,149    $ 546,840     $1,201,860    $1,376,706
Operating income.................     22,436         665       25,488      50,712       39,739         69,343        96,694
Interest expense.................      6,792         578       19,735      37,452       19,076         36,165        40,300
Amortization of deferred
  financing costs................      2,435         126        1,936       3,437        1,594          1,802         1,696
Income (loss) before income
  taxes..........................     10,204        (228)        (549)      5,268       12,694          4,998       (11,626)
Income (loss) before
  extraordinary item.............      4,685        (139)      (3,277)     (1,612)       6,491         (3,285)      (33,571)
Extraordinary losses from early
  extinguishment of debt, net....                                                      (19,248)        (2,078)      (13,463)
Net income (loss)................      4,685        (139)      (3,277)     (1,612)     (12,757)        (5,363)      (47,034)
Per share:
  (Loss) income before
    extraordinary item--basic....                           $   (0.29)  $   (0.13)   $    0.36     $    (0.18)   $    (1.79)
  Net loss--basic................                               (0.29)      (0.13)       (1.07)         (0.30)        (2.51)
  (Loss) income before
    extraordinary
    item--diluted................                               (0.29)      (0.13)        0.35          (0.18)        (1.79)
  Net loss--diluted..............                               (0.29)      (0.13)       (1.03)         (0.30)        (2.51)
Average shares outstanding:
  Basic..........................                              11,218      12,382       13,451         18,046        18,704
  Diluted........................                              11,218      12,382       13,919         18,046        18,704

OTHER DATA:
EBITDA (a).......................     34,560       1,901       54,238      93,699       58,372        122,588       164,016
Capital Expenditures.............      6,967       1,280        6,133       8,496       16,812         55,391        74,045
Cash flows provided by (used in)
  operating activities (b).......     21,823      (6,363)      31,514      47,597       27,881        135,936       120,637
Cash flows provided by (used in)
  investing activities (b).......     10,708      (1,280)    (270,223)     (7,013)     (19,050)      (170,849)     (316,601)
Cash flows (used in) provided by
  financing activities (b).......    (31,453)      6,209      241,975     (39,789)      (4,326)        29,941       197,071

                                        PREDECESSOR
                                       TC ADVERTISING                                 BIG FLOWER
                                   ----------------------  -----------------------------------------------------------------
                                     YEAR       42 DAYS     323 DAYS      YEAR      SIX MONTHS        YEAR          YEAR
                                     ENDED       ENDED        ENDED       ENDED        ENDED         ENDED         ENDED
                                   JUNE 30,   AUGUST 11,    JUNE 30,    JUNE 30,   DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                     1993        1993         1994        1995         1995           1996          1997
                                   ---------  -----------  -----------  ---------  -------------  ------------  ------------
                                                            IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
BALANCE SHEET DATA (AT PERIOD
  END):
Working Capital (c)..............  $  (3,597)               $  25,198   $  34,173    $  29,797     $  (30,821)   $  (17,468)
Net property, plant and
  equipment......................     62,850                  152,306     137,081      145,323        296,426       366,876
Total assets.....................    160,356                  521,461     502,939      573,393        749,742     1,059,047
Long-term debt, net of current
  portion........................     34,485                  331,940     301,935      274,161        430,766       590,045
Redeemable convertible preferred
  securities of a subsidiary
  trust..........................                                                                                   115,000
Redeemable preferred stock of a
  subsidiary.....................                              16,913      19,357
Common stockholders' equity......     32,663                   19,449      16,593       84,476         96,350        71,538

------------------------

(a) "EBITDA" represents the sum of operating income, depreciation, amortization of intangibles and merger costs. EBITDA does not include costs associated with the A/R Securitization facility and is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements. It should not be construed as a better indicator of operating performance than operating income as determined in accordance with generally accepted accounting principles ("GAAP"), or a better indicator of liquidity than cash flow from operating activities as determined in accordance with GAAP. The Company's definition of EBITDA might not be the same as that of other companies.

(b) Cash flows from operating, investing and financing activities are significantly affected by acquisitions. See the consolidated statements of cash flows and the related notes and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(c) In 1996, the Company entered into an A/R Securitization agreement (See discussion in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to the Consolidated Financial Statements). Accordingly, 1996 and 1997 results and balances reflect the effects of this securitization agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Operating results reflect the impact of acquisitions in all years presented, as well as non-operational charges and expenses incurred in connection with acquisition and refinancing transactions. The changing mix of businesses as acquired companies are integrated into the Company may also affect the comparability of results from one period to another.

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

RESULTS OF OPERATIONS

    The following table presents the major components of the Consolidated Statements of Operations as a percentage of net sales:

                                                     YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                    DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                        1997          1996        1995 (1)
                                                    ------------  ------------  ------------
Net sales.........................................        100.0%        100.0%        100.0%
                                                    ------------  ------------  ------------
Costs of production...............................         77.9          80.9          84.0
Selling, general and administrative...............         10.2           8.9           5.6
Depreciation......................................          3.6           2.9           2.1
Amortization of intangibles.......................          1.3           1.4           1.9
Merger costs......................................                        0.1
                                                    ------------  ------------  ------------
                                                           93.0          94.2          93.6
                                                    ------------  ------------  ------------
Operating income..................................          7.0%          5.8%          6.4%
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------
OTHER DATA:
EBITDA (in thousands).............................   $  164,016    $  122,588    $  103,502
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------
EBITDA as a percentage of net sales...............         11.9%         10.2%         10.4%
                                                    ------------  ------------  ------------
                                                    ------------  ------------  ------------
Cash flows provided by operating activities.......   $  120,637    $  135,936(2)  $   66,297
Cash flows used in investing activities...........     (316,601)     (170,849)      (23,131)
Cash flows provided by (used in) financing
  activities......................................      197,071        29,941       (36,319)

------------------------

(1) The results for the year ended December 31, 1995 are presented for comparative purposes only.

(2)  Includes $91.6 million from the initial sale of accounts receivable.

    "EBITDA" represents the sum of operating income, depreciation, amortization of intangibles and merger costs. EBITDA is presented here to provide additional information regarding the Company's ability to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not a measure of financial performance in accordance with GAAP and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

   COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 WITH THE YEAR ENDED DECEMBER
     31, 1996

    Net sales increased to $1.4 billion in 1997, compared to $1.2 billion in 1996, an increase of 14.5%. Adjusting to include the businesses acquired in 1996 and 1997 for the entire comparable periods, and to exclude the net sales of the Webcraft Games business divested in the fourth quarter of 1996, net sales were flat with 1996. These results reflect, primarily, the impact of changing materials prices on the Company's revenues. Adjusting further for the impact of paper and ink prices on the advertising insert business, net sales increased approximately 8% for comparable businesses owned. The increase was due to organic growth in the advertising insert, direct mail and digital services businesses, as well as increased cross-selling activity whereby two or more operating units have teamed to provide services to each other's customers.

    The organic growth at TC Advertising was achieved by an increase in the customer base, as home improvement, home furnishings and, particularly, grocery chains either were added as new customers or increased their volume of advertising. Volume of production (measured in hours of press operation) increased 8% over the prior year, exclusive of the impact of 1997 acquisitions. Much of the added volume was in categories with year-round advertising activity, serving to reduce the seasonality of the business.

Sales gains were also achieved by increasing the customer base for newspaper television listing guides, higher demand for higher margin heatset printing and versioning services. The increase was also aided by TC Advertising's new Target Reach operation.

    Sales at Webcraft's direct mail business continued to show strength, with an 18% increase over 1996 excluding the impact of acquisitions. Increases were achieved primarily in sales to publishing, non-profit, entertainment and telecommunications customers. Additionally, new products such as magnetic stripe technology for prepaid telephone cards have added to the volume of this business. These gains were partially offset by the continued softness in commercial printing categories, particularly production of catalogs.

    Excluding the impact of the Columbine acquisition, growth in Digital Services was fueled by Laser Tech expanding its national production network to meet the needs of existing customers with larger volume requirements and to capitalize upon generally higher demand for outsourced digital premedia services. Sales gains were strongest in commercial and consumer goods packaging, augmented by the addition of new image management services.

    Operating income for 1997 rose 39.4%, increasing to 7.0% of net sales from 5.8% last year. Adjusting to include businesses acquired in 1996 and 1997 for the entire comparable periods and to exclude the business sold, operating income increased approximately 23%. Adjusting further to exclude non-operational charges, primarily related to acquisitions ($6.3 million in 1997 and $4.2 million in 1996, described below), operating income increased approximately 24% over the prior year.

    Costs of production decreased to 77.9% of net sales from 80.9% in 1996, reflecting the lower cost of paper and higher proportion of paper supplied by customers, increased demand for higher margin products and businesses acquired where paper is less of a component of production costs. Paper costs were 36% of total net sales in 1997 as compared to 42% in 1996.

    Selling, general and administrative expenses increased to 10.2% of net sales from 8.9% in the prior year. The increase is principally due to the changing mix of the Company's businesses and their relative contribution to the consolidated results. Excluding non-operational charges, the category represented 9.7% of net sales in 1997 versus 8.7% in 1996. Depreciation was 3.6% of net sales in the current year as compared to 2.9% in the prior year, reflecting acquisitions and increased capital expenditures.

    Net interest expense, including the amortization of deferred financing costs but excluding costs related to the A/R Securitization facility, was $41.6 million in 1997 as compared to $37.3 million in 1996. The higher expense in 1997 reflects higher borrowings related to acquisitions, although the average rate of interest incurred declined to 8.39% of average borrowings, compared to 9.01% in 1996. Including the effect of redeemable convertible preferred securities, the average cost of funds was 8.22% in 1997.

    A one-time, non-cash charge of $58.2 million was recorded in connection with the fourth quarter 1997 acquisition of Columbine, to reflect the cost of in-process acquired technology for software in development. A loss of $14.3 million was recorded in the fourth quarter of 1996 in connection with the sale of the Webcraft Games business.

    Other expenses consist primarily of costs related to the A/R Securitization Facility (see Note 6 to the Consolidated Financial Statements). The higher balance in 1996 also reflects $5.2 million of charges for financing transactions related to the acquisition of Webcraft.

    Extraordinary losses recorded in 1997 and 1996 reflect costs related to the early extinguishment of debt instruments in connection with refinancing and acquisition transactions (see Notes 3 and 9 to the Consolidated Financial Statements).

    The Company's effective tax rates exceeded the federal statutory rate due primarily to state and local taxes and non-deductible expenses such as the 1997 write off of in-process acquired technology costs, a portion of the loss on the sale of Webcraft Games in 1996, and amortization of certain goodwill.

    Adjusted to exclude non-operational pre-tax charges of $64.5 million in 1997 and $23.7 million in 1996, as well as extraordinary losses, net earnings per diluted share would have been $1.41 in 1997 compared to $0.77 in 1996. The non-operational charges in 1997 comprised (i) $5.7 million of costs related to acquisitions, (ii) $0.6 million of costs related to a secondary stock offering in June and (iii) the write off of in-process acquired technology costs. The charges in 1996 comprised (i) $1.5 million of merger costs, $2.7 million of administrative costs and $5.2 million of financing costs related to acquisitions and (ii) the loss on sale of Webcraft Games.

   COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 WITH THE YEAR ENDED DECEMBER
     31, 1995

    Net sales growth in 1996 was primarily a result of the acquisitions of Laser Tech in November 1995 and Webcraft in March 1996, as well as acquisitions in the fourth quarter of 1996 added to TC Advertising and Laser Tech. This increase was offset partially by decreased net sales at TC Advertising due to a soft retail advertising environment and decreased paper costs.

    Operating income decreased to 5.8% of net sales for the year ended December 31, 1996 from 6.4% in 1995 (on an annualized basis). Costs of production as a percentage of net sales decreased from 84.0% to 80.9%, principally attributable to changing business mix due to companies acquired in 1995 and 1996. In addition, declining paper costs affected costs of production as a percentage of net sales for TC Advertising. Selling, general and administrative costs and depreciation expense increased as a percentage of net sales due to the cost structures of businesses acquired.

    Net interest expense declined in 1996 as average borrowings were reduced by proceeds from the Company's November 1995 initial public offering and subsequent refinancing transactions.

LIQUIDITY AND CAPITAL RESOURCES

    The operations of the Company historically have been funded with internally generated funds, borrowings under revolving credit facilities, sales of accounts receivable and proceeds from the Company's initial public offering. During 1997, the Company and its subsidiaries completed several financing transactions, including replacement of its credit facility with a more flexible one, the issuance of $350 million of 8 7/8% notes, the redemption of its 10 3/4% notes, the addition of a L50 million UK credit facility (as amended to date) and the issuance of $115 million of convertible preferred securities (see Notes 5, 9 and 15 to the Consolidated Financial Statements). Management believes that the facilities in place, as well as the Company's cash flows, will be sufficient to meet operational needs for the near future. At December 31, 1997, the Company had the ability to borrow up to $153 million without restriction under its revolving credit facility. In addition, subject to restrictions in that credit facility and the indenture governing its 8 7/8% notes borrowings, the Company had the ability to borrow additional amounts for acquisitions, capital expenditures and other purposes.

    The Company's current liabilities exceeded current assets by $17.5 million at December 31, 1997 and $30.8 million at December 31, 1996, an increase in working capital of $13.3 million. Excluding the effects of the A/R Securitization (see Note 6 to the Consolidated Financial Statements), working capital at December 31, 1997 and 1996 would have been $83.6 million and $49.0 million, respectively. The ratio of current assets to current liabilities as of December 31, 1997 was 0.93 to 1 (1.36 to 1 excluding the A/R Securitization) compared to 0.84 to 1 in 1996 (1.25 to 1 excluding the A/R Securitization). The increase is due to higher accounts receivable and inventory balances, primarily as a result of acquisitions.

    Net cash provided by operating activities in 1997 was $120.6 million, compared to $44.4 million in 1996 (excluding the initial proceeds from the sale of accounts receivable). This increase was primarily due to higher earnings before non-cash charges, offset by increased inventory levels. Additionally, a significantly higher level of cash was used in 1996 for payment of current liabilities assumed in connection with acquisitions.

    Cash from operations and borrowings under the revolving credit facility funded capital expenditures of $74.0 million and $55.4 million in 1997 and 1996, respectively. The Company currently expects to spend approximately $80-85 million in 1998 for capital additions. Acquisitions in 1997 were funded by borrowings under credit facilities and issuances of debt and redeemable convertible preferred securities.

    Big Flower has grown through acquisitions, and expects to continue to seek to acquire entities in similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and/or obligations, the issuance of equity securities or some combination thereof. In addition, Big Flower may from time to time determine to sell or otherwise dispose of certain of its existing businesses. Big Flower cannot predict if any such transactions will be consummated, nor the terms or forms of consideration which might be required in any such transactions.

SEASONALITY

    While TC Advertising's advertising circular business is seasonal in nature, the addition of other businesses has reduced the overall seasonality of the Company's revenues. On a pro forma basis, assuming all businesses owned at December 31, 1997 had been owned for the full year, net sales for the Company for 1997 would have been 23% in the first quarter, 24% in the second, 26% in the third and 27% in the fourth. Profitability, however, continues to follow a more seasonal pattern due to the higher margins and efficiency during the Christmas production season and lower margins in the first quarter that do not fully leverage fixed depreciation, amortization, interest and preferred dividend costs that are incurred evenly throughout the year. Based on its historical experience and projected operations, the Company expects its operating results in the near future to be highest in the fourth quarter and lowest in the first.

YEAR 2000

    As a result of computer programs being written using two digits rather than four to define an applicable year, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    The Company is currently working to determine and resolve any potential impact of this issue on the processing of date-sensitive information by the Company's computerized operations and information systems. Based on a recent assessment, the Company has determined that it will need to modify or replace certain portions of its software to process such information correctly. The Company believes that such modifications or replacements will mitigate the potential impact of the date recognition issue, although if such modifications are not made or not completed timely, there could be a material impact on the Company's consolidated financial statements.

    The Company has initiated formal communications with its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issues. There can be no guarantee that the systems of other companies on which the Company or its systems rely will be converted timely. Similarly, there can be no guarantee that a failure of another company's systems to work compatibly with the Company's systems or to provide necessary resources would not have a material effect on the consolidated financial statements of Big Flower and its subsidiaries. The Company is working with its customers to make necessary modifications to the products Columbine has sold and believes that it has no significant exposure to contingencies related to the year 2000 issue for those products.

    The Company will utilize both internal and external resources to reprogram or replace systems and test them for year 2000 compliance. The Company plans to complete any necessary modifications on a timely basis. The total cost of the assessment mentioned above has not been material to the Company's operating results. At this time, projected expenditures for modifications, testing and capital expenditures are not expected to have a significant impact on the Company's consolidated financial statements. The costs of the project and the planned completion dates are based upon management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party modifications and other factors. There can be no guarantee, however, that these estimates will be achieved and actual circumstances could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the Index to Consolidated Financial Statements and Schedules on page F-1 for Big Flower's consolidated financial statements and notes thereto and supplementary schedules. All other schedules have been omitted as not required or not applicable or because the information required to be presented is included in the consolidated financial statements and related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the directors and executive officers of Big Flower Holdings, Inc., all of whom are U.S. citizens.

NAME                                      AGE                                    POSITIONS
------------------------------------      ---      ---------------------------------------------------------------------
R. Theodore Ammon...................          48   Class III Director; Chairman of the Board
Peter G. Diamandis..................          66   Class II Director
Robert M. Kimmitt...................          50   Class I Director
Joan D. Manley......................          65   Class II Director
Newton N. Minow.....................          72   Class I Director
Edward T. Reilly....................          51   Class III Director; President and Chief Executive Officer
Mark A. Angelson....................          47   Executive Vice President and General Counsel and Secretary of the
                                                     Board of Directors
Richard L. Ritchie..................          51   Executive Vice President and Chief Financial Officer

    The board of directors of Big Flower Press consists of Messrs. Ammon, Reilly and Angelson. The executive officers of Big Flower Press are the same as the executive officers of Big Flower Holdings, Inc.

    Certain information regarding each person listed above, including such person's principal occupation during the past five years and current directorships, is set forth below. Unless indicated otherwise, all directors and executive officers have had the indicated principal occupations for the past five years.

    R. THEODORE AMMON has been the Chairman of the Board of the Company since its inception and was Chief Executive Officer of Big Flower Press from that date until April 1997. Mr. Ammon is also a director of Big Flower Press and Digital Services. Mr. Ammon was a General Partner of Kohlberg Kravis Roberts & Co. (a New York and San Francisco-based investment firm) from 1990 to 1992, and an executive of such firm prior to 1990. Mr. Ammon is also a member of the Board of Directors of Host Marriott Corporation, Culligan Water Technologies, Inc. and Samsonite Corporation. In addition, Mr. Ammon serves on the Board of Directors of the New York YMCA, Jazz @ Lincoln Center and the Institute of International Education, and on the Board of Trustees of Bucknell University.

    PETER G. DIAMANDIS has been a Director of the Company since September 1994. Mr. Diamandis was Vice Chairman of Donnelley Marketing, Inc., a marketing company, from 1991 through 1996. He has also been the Chairman of TVSM, Inc., a magazine publishing company, since 1991. From 1988 to 1991, Mr. Diamandis served as President and Chief Executive Officer of Hachette Publications, which purchased Diamandis Communications Inc. in 1988. From 1987 to 1988, Mr. Diamandis served as Chairman, President and Chief Executive Officer of Diamandis Communications Inc., a publisher of special interest magazines. In 1982, Mr. Diamandis joined CBS Magazines ("CBS") as Vice President, Group Publisher, Women's Day, and served as President of CBS from September 1983 to 1987. Mr. Diamandis is a former Chairman of Magazine Publishers of America. Mr. Diamandis serves on the Board of Trustees of Bucknell University.

    ROBERT M. KIMMITT has been a Director of the Company since November 1996. Since May 1997, he has been a partner in the law firm of Wilmer, Cutler & Pickering. From 1993 to May 1997, Mr. Kimmitt was a managing director of Lehman Brothers and head of its Washington office. Prior to joining Lehman Brothers, Mr. Kimmitt served from 1991 to 1993 as American Ambassador to Germany, and from 1989 to 1991 as Under Secretary of State for Political Affairs. He was a partner in the Washington office of Sidley & Austin from 1987 to 1989. Mr. Kimmitt served as a member of the National Security Council staff at the White House from 1978 to 1985 and General Counsel of the Department of the Treasury from 1985 to 1987. Mr. Kimmitt serves on the supervisory boards of Mannesmann AG of Duesseldorf, Germany, a global industrial, automotive, and telecommunications company, and Siemens AG of Munich, Germany, a global electronics, power generation and engineering company, and on the U.S. Group Council of BMW Corporation of Munich, Germany. He is also on the Board of the German Marshall Fund.

    JOAN D. MANLEY has been a Director of the Company since September 1994. Ms. Manley retired from Time Incorporated in 1984, where she had held numerous positions since 1960. At the time of her retirement, Ms. Manley was Group Vice President and a director of Time Incorporated. Ms. Manley serves on the Board of Directors of Aon Corporation, Sara Lee Corporation and Viking Office Products, Inc. and is a Trustee of the Keystone Center.

    NEWTON N. MINOW has been a Director of the Company since September 1996. Since 1991, Mr. Minow has been counsel to the law firm of Sidley & Austin, where he served as Partner from 1965 to 1991. He also served as Chairman of the Federal Communications Commission from 1961 to 1963. He is a director of Sara Lee Corporation, Aon Corporation, and Manpower, Inc. Mr. Minow is former Chairman of the Carnegie Corporation of New York, an Advisory Trustee and former Chairman of the Board of Trustees of The RAND Corporation and former Chairman of the Board of Governors of the Public Broadcasting Service. Mr. Minow is also a Life Trustee of the University of Notre Dame and a Life Trustee of Northwestern University.

    EDWARD T. REILLY has been Chief Executive Officer of the Company since April 1997, President of the Company since March 1996 and a Director of the Company since June 1996. He was also the Chief Operating Officer of Big Flower Press from March 1996 until April 1997. He is also a director of Big Flower Press, TC Advertising, Digital Services and Webcraft. Prior to joining Big Flower, Mr. Reilly held a variety of executive positions with McGraw-Hill, Inc., a publishing and communications company, in their Broadcast and Publication groups from 1968 to 1996, and served as President of McGraw-Hill Broadcasting from 1987 to 1996. Mr. Reilly has been active in television industry affairs, having served as the Chairman of the Television Bureau of Advertising, a member of the Board of Directors of the Ad Council and a member of the Board of Directors of the National Association of Broadcasters. Mr. Reilly is also a Trustee of Lynchburg College.

    MARK A. ANGELSON has been Executive Vice President and General Counsel and Secretary of the Board of Directors of the Company since March 1996. He is also a director of Big Flower Press, TC Advertising, Digital Services and Webcraft. Prior to joining Big Flower, Mr. Angelson practiced law with Sidley & Austin from 1982 to 1996. Mr. Angelson was Co-Chair of Sidley's international operations, founder of the firm's English law practice and manager of the firm's offices in Singapore, New York and London. Mr. Angelson is admitted to practice law in the State of New York, and as a solicitor in England and Wales. He is also a Trustee of American School in London Foundation, Inc., a Fellow of Royal Society of Arts, a member of the Advisory Board of Jobs for the Future, Inc. and a member of the Pilgrims of Great Britain.

    RICHARD L. RITCHIE has been Executive Vice President and Chief Financial Officer of the Company since January 1997. Prior to joining Big Flower, Mr. Ritchie served as Senior Vice President and Chief Financial Officer of Harte-Hanks Communications, Inc. from 1986 to 1996.

    The directors of the Company are divided into three classes, designated Class I, Class II and Class III. Each class consists, as nearly as possible, of one third of the total number of directors constituting the entire Board of Directors. Currently, the Class I directors are Messrs. Kimmitt and Minow; the Class II directors are Mr. Diamandis and Ms. Manley; and the Class III directors are Messrs. Ammon and Reilly. The Class I directors were initially elected, in the case of Mr. Kimmitt, and reelected, in the case of Mr. Minow, at the 1996 Annual Meeting of Stockholders to hold office until the date of the 1999 Annual Meeting of Stockholders; the Class II directors were reelected at the 1997 Annual Meeting of Stockholders to hold office until the date of the 2000 Annual Meeting of Stockholders; and the Class III directors were elected to hold office until the date of the 1998 Annual Meeting of Stockholders and, in each case, until his or her successor is elected and qualified and subject to his or her prior death, resignation, retirement, disqualification or removal. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional directors of any class elected to fill a vacancy resulting from an increase in such class shall hold office for a term that shall coincide with the remaining term of that class, but in no case will a decrease in the number of directors shorten the term of any incumbent director. The term of office of each executive officer is until the organizational meeting of the Board of Directors of the Company following the next annual meeting of the Company's stockholders and until his successor is elected and qualified or until his prior death, resignation, retirement, disqualification or removal.

COMPENSATION OF DIRECTORS

    Directors of Big Flower who are also executive officers of Big Flower or its subsidiaries do not receive any additional compensation for service as a member of the Board of Directors of Big Flower or any of its committees. For information relating to compensation of the Company's management directors, see "Employment Arrangements with Executive Officers" below.

    All other directors of Big Flower (each, a "non-employee director") are paid an annual fee of $25,000 for serving on the Board. In addition, effective as of June 24, 1997, (a) the Chairman of each of the Corporation's Standing Committees (consisting of the Audit, Compensation and Nominating Committees) who is a non-employee director is paid an annual retainer of $2,500 and (b) each member of such Standing Committees (including any Chairman who is a non-employee director) is paid a fee of $1,000 for each Standing Committee meeting attended by such member. In addition, each non-employee director is given the option of electing to receive all or a portion of their annual retainer and meeting fees in the form of (a) shares of common stock, par value $0.01 per share, of the Company ("Common Stock"), (b) options to purchase shares of Common Stock, or (c) cash. Furthermore, each member of the Board of Directors of Big Flower who is not an employee of Big Flower, any of its subsidiaries or any of its affiliates (a "non-management director") receives (i) an option to purchase 13,400 shares of Common Stock (the "Initial Election Option") on the date that such director is first elected to the Board of Directors and (ii) an option to purchase 1,000 shares of Common Stock (the "Reelection Option") on each anniversary of the date that such director is elected to the Board of Directors. Each Initial Election Option has a term of ten years, and each Reelection Option has a term of five years. Each such option vests immediately upon the date of grant. Each such option has an exercise price equal to the closing price (the "Closing Price") of a share of Common Stock on the New York Stock Exchange on the date of grant, which exercise price may be paid in cash, by check or in previously-acquired unrestricted shares of Common Stock, valued at the Closing Price on the date of such exercise.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Big Flower's directors, executive officers, and persons who own more than ten percent of Big Flower's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Directors, executive officers and greater than ten percent stockholders are required by the SEC regulations to furnish Big Flower with copies of all Forms 3, 4 and 5 they file.

    Based solely on Big Flower's review of the copies of such forms it has received, or written representations from certain reporting persons that no Form 5's were required for these persons, Big Flower believes that all its directors, executive officers and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to Fiscal 1997.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid in respect of the fiscal year ended December 31, 1997, December 31, 1996, the transition period from July 1, 1995 to December 31, 1995 ("TP95") and for the fiscal year ended June 30, 1995, to R. Theodore Ammon, Chairman of Big Flower, Edward T. Reilly, the Chief Executive Officer of Big Flower, and to each of the other most highly paid executive officers of the Company (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                                                                                AWARDS
                                                     ANNUAL COMPENSATION                  -------------------
                                     ---------------------------------------------------      SECURITIES          ALL OTHER
                                                                          OTHER ANNUAL        UNDERLYING        COMPENSATION
NAME AND PRINCIPAL POSITION           PERIOD    SALARY($)   BONUS($)    COMPENSATION ($)  OPTIONS/SARS (#)(1)      ($)(2)
-----------------------------------  ---------  ---------  -----------  ----------------  -------------------  ---------------
R. Theodore Ammon..................       1997    750,000      799,875              (3)           --                  2,400
  Chairman of Big Flower                  1996    750,000      339,844              (3)           --                  2,178
                                          TP95    344,750      114,844              (3)          300,000             --
                                          1995    643,750      392,600              (3)           --                  2,310

Edward T. Reilly (4)...............       1997    533,333      586,575              (3)          200,000              2,400
President and Chief Executive             1996    375,000    287,000(5)             (3)          200,000              1,593
  Officer of Big Flower                   TP95     --          --              --                 --                 --
                                          1995     --          --              --                 --                 --

Mark A. Angelson (4)...............       1997    468,750      506,588              (3)           58,300              2,400
Executive Vice President and              1996    315,000      225,000       343,982(6)          150,000             --
  General Counsel and Secretary of        TP95     --          --              --                 --                 --
  the Board of Big Flower                 1995     --          --              --                 --                 --

Richard L. Ritchie(7)..............       1997    395,641    451,600(8)             (3)          100,000              2,400
Executive Vice President and Chief        1996     --          --              --                 --                 --
  Financial Officer of Big Flower         TP95     --          --              --                 --                 --
                                          1995     --          --              --                 --                 --

------------------------

(1) All stock option grants were made pursuant to the Big Flower Holdings, Inc. Restated 1993 Stock Award and Incentive Plan (the "Plan") and are described below under "Options Granted in Fiscal 1997" and "Employment Arrangements with Executive Officers."

(2) Represents amounts contributed to 401(k) plan by the Company on behalf of the Named Executive Officer.

(3) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported under the headings of "Salary" and "Bonus."

(4) The Named Executive Officer began his employment with Big Flower in Fiscal 1996; therefore the Named Executive Officer did not receive any compensation from Big Flower prior to that time.

(5) Includes a one-time signing bonus of $37,000 to reimburse Mr. Reilly for certain costs incurred in connection with his leaving his previous position.

(6) Includes relocation costs of $335,862 (including tax gross up).

(7) The Named Executive Officer began his employment with Big Flower in Fiscal 1997; therefore the Named Executive Officer did not receive any compensation from Big Flower prior to that time.

(8) Includes a lump sum payment of $25,000 for incidental moving expenses.

    The following table sets forth certain information with respect to options to purchase shares of Common Stock granted to the Named Executive Officers during Fiscal 1997. The Company did not grant any stock appreciation rights to any of the Named Executive Officers and no stock options were exercised by any Named Executive Officer during Fiscal 1997.

                         OPTIONS GRANTED IN FISCAL 1997

                                                           INDIVIDUAL GRANTS
                                         ------------------------------------------------------
                                          NUMBER OF     % OF TOTAL                                GRANT DATE VALUE
                                         SECURITIES       OPTIONS                                -------------------
                                         UNDERLYING     GRANTED TO     EXERCISE OR                   GRANT DATE
                                           OPTIONS     EMPLOYEES IN    BASE PRICE   EXPIRATION    PRESENT VALUE ($)
NAME                                     GRANTED (#)    FISCAL 1997     ($/SHARE)      DATE              (1)
---------------------------------------  -----------  ---------------  -----------  -----------  -------------------
Edward T. Reilly (2)...................     100,000           5.62%     $  18.375      4/29/07         1,132,960
Edward T. Reilly (3)...................     100,000           5.62%     $   21.13      4/29/07         1,042,517
Mark A. Angelson (4)...................      58,300           3.27%     $  18.125      3/25/07           652,033
Richard L. Ritchie (5).................     100,000           5.62%     $   18.00       1/6/07         1,060,717

------------------------

(1) These values were calculated using a Black-Scholes option pricing model. The actual value, if any, that an executive may realize will depend on the excess, if any, of the stock price over the exercise price on the date the options are exercised, and no assurance exists that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The following assumptions were used in the calculations:

    (a) assumed option term of 10 years;

    (b) stock price volatility factor of 0.4123

    (c) 6.25% annual discount rate;

    (d) no dividend payment; and

    (e) 3% discount to Black-Scholes ratio for each year an option remains unvested.

(2) These options were granted on April 29, 1997 and vest in full on the first anniversary of the date of grant. The exercise price of $18.375 was equal to the closing price of Big Flower Press' common stock on the date of the grant as reported on the New York Stock Exchange. The options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant.

(3) These options were granted on April 29, 1997. 33 1/3% of these options will vest on each anniversary of the date of grant. The exercise price of $21.13 was equal to 115% of the closing price of Big Flower Press' common stock on the date of the grant as reported on the New York Stock Exchange. The options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant.

(4) Mr. Angelson's options were granted on March 25, 1997 and vest in full on the first anniversary of the date of grant. The exercise price of $18.125 was equal to the closing price of Big Flower Press' common stock on the date of the grant as reported on The New York Stock Exchange. The options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant.

(5) Mr. Ritchie's options were granted on January 6, 1997. 25% of these options will vest on each anniversary of the date of grant. The exercise price of $18.00 was equal to the closing price of Big Flower Press' common stock on the date of the grant as reported on The New York Stock Exchange. The options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant.

OPTION VALUES AT END OF FISCAL 1997

    The following table sets forth certain information concerning the number and the value at the end of Fiscal 1997 of unexercised in-the-money options to purchase Common Stock granted to the Named Executive Officers as of the end of Fiscal 1997. No stock appreciation rights have been granted to any of the Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                                             VALUE OF
                                                                                NUMBER OF SECURITIES        UNEXERCISED
                                                                                     UNDERLYING            IN-THE-MONEY
                                                                                 UNEXERCISED OPTIONS          OPTIONS
                                                                                 AT FISCAL 1997 END     AT FISCAL 1997 END
                                                                                         (#)                    ($)
                                               SHARES                           ---------------------  ---------------------
                                             ACQUIRED ON           VALUE            EXERCISABLE/           EXCERCISABLE/
NAME                                        EXERCISE (#)       REALIZED ($)         UNEXERCISABLE        UNEXERCISABLE (1)
----------------------------------------  -----------------  -----------------  ---------------------  ---------------------
R. Theodore Ammon.......................              0                  0           200,000/100,000     1,625,000/812,500
Edward T. Reilly........................              0                  0            80,000/320,000       910,000/2,239,500
Mark A. Angelson........................              0                  0            37,500/170,800       431,250/1,643,550
Richard L. Ritchie......................              0                  0                 0/100,000             0/612,500

------------------------

(1) Based on the closing price of $24.125 of Big Flower's Common Stock on December 31, 1997, the last trading day of Fiscal 1997, less the exercise price payable for such shares.

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

    The following table sets forth annual amounts payable to the Named Executive Officers' upon their retirement under TC Advertising's supplemental executive retirement plan (the "SERP").

                               PENSION PLAN TABLE

                                                                           YEARS OF SERVICE
                                                   ----------------------------------------------------------------
REMUNERATION                                           5         10         15         20         25         30
-------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
$150,000.........................................  $   7,500  $  15,000  $  22,000  $  30,000  $  37,500  $  45,000
 175,000.........................................      8,750     17,500     26,250     35,000     43,750     52,500
 200,000.........................................     10,000     20,000     30,000     40,000     50,000     60,000
 225,000.........................................     11,250     22,500     33,750     45,000     56,250     67,500
 250,000.........................................     12,500     25,000     37,500     50,000     62,500     75,000
 275,000.........................................     13,750     27,500     41,250     55,000     68,750     82,500
 300,000.........................................     15,000     30,000     45,000     60,000     75,000     90,000
 500,000.........................................     25,000     50,000     75,000    100,000    125,000    150,000
 600,000.........................................     30,000     60,000     90,000    120,000    150,000    180,000
 700,000.........................................     35,000     70,000    105,000    140,000    175,000    210,000
 800,000.........................................     40,000     80,000    120,000    160,000    700,000    240,000
 900,000.........................................     45,000     90,000    135,000    180,000    225,000    270,000

    The compensation covered by the SERP includes the executive's entire annual base salary. Messrs. Ammon, Reilly, Angelson and Ritchie, currently have 4, 2, 2 and 1 year/s of service, respectively. See "Employment Arrangements with Executive Officers" below. Benefits under the SERP are computed by multiplying the participant's average salary for the last five years prior to retirement by a percentage equal to one percent for each year of service up to a maximum of 30 years. Benefits under the SERP are not subject to a deduction for Social Security or other offset amounts.

EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

    AMMON EMPLOYMENT AGREEMENT. The Company has entered into an employment agreement with Mr. Ammon, effective November 20, 1995 (as amended to date, the "Ammon Agreement"), pursuant to which Mr. Ammon currently serves as Chairman of the Board and served as Chief Executive Officer of the Company until April 1997. The initial term of the Ammon Agreement is three years, subject to automatic one-year extensions commencing on the second anniversary of the Ammon Agreement, unless either the Company or Mr. Ammon provides specified notice to the contrary. Mr. Ammon is required to devote to the Company the time necessary for the effective conduct of his duties under the Ammon Agreement and is permitted to engage in outside business interests that do not conflict with such duties or otherwise compete with the Company. Mr. Ammon is entitled to receive an initial base salary equal to $750,000 per year; an annual bonus targeted at not less than 50% of base salary (assuming bonus targets under The Company's Executive Incentive Plan (the "EIP") are met); an annual payment of $108,000 with respect to life insurance premiums; and certain fringe benefits, including participation in the SERP. Mr. Ammon was granted an option to purchase 300,000 shares of Common Stock (a) with a ten-year term, (b) at an exercise price equal to $16.00 per share and (c) vesting ratably over a three-year period. Pursuant to the Ammon Agreement, the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") conducted an annual review of Mr. Ammon's compensation and determined to increase his annual bonus target to not less than 75% of his base salary (assuming bonus targets under the EIP are met).

    If Mr. Ammon's employment with the Company is terminated other than for "cause" (as defined in the Ammon Agreement), Mr. Ammon will be entitled to receive a supplemental retirement benefit, subject to certain vesting and benefit accrual requirements and subject to being offset by amounts payable under the SERP, of up to 50% of his final average compensation (including salary and EIP bonus), which benefit would commence at age 60. Mr. Ammon will have the right to terminate the Ammon Agreement in the event of the material breach thereof by the Company or for other "good reason" (as defined in the Ammon Agreement). In such event, or if the Company terminates Mr. Ammon's employment without cause, (i) Mr. Ammon will be entitled generally to receive the salary and bonus otherwise payable to him over the greater of (x) the remaining term of the Ammon Agreement and (y) a period of six months; (ii) all outstanding equity incentive awards (including stock options) would immediately vest; (iii) Mr. Ammon would receive additional service credit for purposes of the supplemental retirement benefit; and (iv) the life insurance and certain fringe benefits would continue during the severance period. Upon the termination of his employment following a "change in control" of the Company (as defined in the Ammon Agreement), Mr. Ammon would (i) be entitled to receive a lump sum amount equal to three times his base salary and bonus, (ii) become vested in all outstanding equity incentive awards, (iii) have the right to receive a cash payment equal to the spread on all outstanding stock options, (iv) receive a lump sum payment with respect to foregone fringe benefits, (v) receive additional service credit for purposes of the supplemental retirement benefit and (vi) be entitled to a payment sufficient to offset the effects of any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"). During the term of the Ammon Agreement (and, in the event Mr. Ammon terminates his employment other than for good reason or the Company terminates Mr. Ammon's employment for cause, for a period of one year beyond the expiration of the employment term), Mr. Ammon will be subject to certain non-competition and non-solicitation requirements.

    REILLY EMPLOYMENT AGREEMENT. The Company has entered into an employment agreement with Mr. Reilly, effective March 29, 1996 (the "Reilly Agreement"), pursuant to which Mr. Reilly serves as President and Chief Executive Officer of the Company. The initial term of the Reilly Agreement is three years, subject to automatic one-year extensions commencing on the second anniversary of the Reilly Agreement, unless either the Company or Mr. Reilly provides specified notice to the contrary. Mr. Reilly is required to devote to the Company all of his working time, attention and efforts. Under the Reilly Agreement Mr. Reilly currently receives a base salary of $550,000 per year; an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP are met); and certain fringe benefits, including participation in the SERP. In connection with his entering into the Reilly Agreement, Mr. Reilly was granted an option to purchase 200,000 shares of Common Stock (a) with a ten-year term, (b) at an exercise price of $12.75 per share (the closing price of a share of common stock of the Company on the New York Stock Exchange on the date of grant), and (c) vesting in installments of 20% each on December 31, 1996, 1997, 1998, and 1999 and the remaining 20% on the fourth anniversary of the Reilly Agreement, provided, that all such options will immediately vest upon the occurrence of a "change in control" of the Company (as defined in the Reilly Agreement). For information regarding options granted to Mr. Reilly in 1997, see "Options Granted in Fiscal 1997" above.

    Mr. Reilly will have the right to terminate the Reilly Agreement in the event of the material breach thereof by the Company or for other "good reason" (as defined in the Reilly Agreement). In such event, or if the Company terminates Mr. Reilly's employment without "cause" (as defined in the Reilly Agreement), (i) Mr. Reilly will be entitled to receive a lump sum amount equal to the sum of (A) two times the sum of (x) his then base salary plus (y) the highest annual performance bonus Mr. Reilly received in the three years preceding such termination of employment, plus (B) the present value of all fringe benefits payable under the remaining term of the Reilly Agreement, (ii) all outstanding equity incentive awards (including stock options) will immediately vest and remain exercisable for a period of one year following the date of such termination (or, if earlier, until the end of the option term), and
(iii) Mr. Reilly would be entitled to receive a payment sufficient to offset the effects of any excise tax imposed under Section 4999 of the Code. During the term of the Reilly Agreement (and, in the event Mr. Reilly terminates his employment other than for good reason or the Company terminates Mr. Reilly's employment for cause, for a period of one year beyond the expiration of the employment term), Mr. Reilly will be subject to certain non-competition and non-solicitation requirements.

    ANGELSON EMPLOYMENT AGREEMENT. The Company has entered into an employment agreement with Mr. Angelson, effective March 21, 1996 (the "Angelson Agreement"), pursuant to which Mr. Angelson serves as Executive Vice President and General Counsel and Secretary of the Board of Directors of the Company. The initial term of the Angelson Agreement is three years, subject to automatic one-year extensions commencing on the second anniversary of the Angelson Agreement, unless either the Company or Mr. Angelson provides specified notice to the contrary. Mr. Angelson is required to devote to the Company and its affiliates all of his working time, attention and efforts. Under the Angelson Agreement, Mr. Angelson currently receives a base salary of $515,000 per year; an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP are met); annual premium payments during the term of employment with respect to a $2 million split-dollar life insurance policy owned by Mr. Angelson; and certain fringe benefits, including participation in the SERP. In connection with his entering into the Angelson Agreement, Mr. Angelson was granted an option to purchase 150,000 shares of Common Stock (a) with a ten-year term, (b) at an exercise price of $12.625 per share (the closing price of a share of common stock of the Company on the New York Stock Exchange on the date of grant), and (c) vesting in installments of 10% on December 31, 1996, 15% on the first anniversary of the Angelson Agreement and 25% on each of the next three anniversaries of the Angelson Agreement, provided, that all such options will immediately vest upon the occurrence of a "change in control" of the Company (as defined in the Angelson Agreement). For information regarding options granted to Mr. Angelson in 1997, see "Options Granted in Fiscal 1997" above.

    Mr. Angelson will have the right to terminate the Angelson Agreement in the event of the material breach thereof by the Company or for other "good reason" (as defined in the Angelson Agreement). In such event, or if the Company terminates Mr. Angelson's employment without "cause" (as defined in the Angelson Agreement), (i) Mr. Angelson will be entitled to receive a lump sum amount equal to the sum of (A) two times the sum of (x) his then base salary plus (y) the highest annual performance bonus Mr. Angelson received in the three years preceding such termination of employment, plus (B) the present value of all insurance premium payments and other fringe benefits payable under the remaining term of the Angelson Agreement, (ii) all outstanding equity incentive awards (including stock options) will immediately vest and remain exercisable for a period of one year following the date of such termination (or, if earlier, until the end of the option term), and (iii) Mr. Angelson would be entitled to receive a payment sufficient to offset the effects of any excise tax imposed under Section 4999 of the Code. During the term of the Angelson Agreement (and, in the event Mr. Angelson terminates his employment other than for good reason or the Company terminates Mr. Angelson's employment for cause, for a period of one year beyond the expiration of the employment term), Mr. Angelson will be subject to certain non-competition and non-solicitation requirements.

    RITCHIE EMPLOYMENT ARRANGEMENTS. The Company entered into a letter agreement with Mr. Ritchie on December 13, 1996 (the "Ritchie Agreement"), pursuant to which Mr. Ritchie serves as Executive Vice President and Chief Financial Officer of the Company. Mr. Ritchie is required to devote to the Company all of his working time, attention and efforts. In the event that Mr. Ritchie's employment should be terminated by the Company other than for "cause" (as defined in the Executive Severance Agreement discussed below) prior to a "change in control" of the Company (as defined in the Executive Severance Agreement discussed below), Mr. Ritchie will be entitled to a payment equal to one year's base salary. Under the Ritchie Agreement, Mr. Ritchie currently receives a base salary of $425,000 per year; an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP are met); and certain fringe benefits, including participation in the SERP. In connection with his entering into the Ritchie Agreement, Mr. Ritchie was granted an option to purchase 100,000 shares of Common Stock (a) with a ten-year term, (b) at an exercise price of $18.00 per share (the closing price of a share of common stock of the Company on the New York Stock Exchange on the date of grant), and (c) vesting in installments of 25% on January 6 of each of 1998, 1999, 2000 and 2001, provided that all such options will immediately vest upon the occurrence of a "change in control" of the Company.

    In addition, the Company has entered into a severance agreement with Mr. Ritchie, effective January 6, 1997 (the "Executive Severance Agreement"), which provides that if Mr. Ritchie's employment is terminated by the Company other than for "cause" or by Mr. Ritchie for "good reason" (as defined in the Executive Severance Agreement) following a "change in control" of the Company, Mr. Ritchie will receive a lump sum amount equal to two times the sum of (x) the greater of his annual base salary in effect immediately prior to the termination of employment and his annual base salary in effect immediately prior to the "change in control" and (y) the greater of the target bonus for Mr. Ritchie under the EIP in the year immediately preceding that in which the termination occurs and the average such bonus for the three years immediately preceding the "change in control." In addition, (i) all outstanding stock incentive awards (including stock options) will immediately vest and remain exercisable until at least 90 days following the "change in control," and (ii) Mr. Ritchie would be entitled to two years of continued medical and other insurance benefits. The total amount of benefits payable to Mr. Ritchie would be limited to the extent necessary to preserve the Company's deduction pursuant to Section 280G of the Code.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership as of March 16, 1998 by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock (constituting the only class of voting stock of the Company), each director of the Company, each Named Executive Officer, and all directors and current executive officers as a group.

                                                                                    SHARES BENEFICIALLY OWNED
                                                                            -----------------------------------------
                                                                            AMOUNT AND NATURE
NAME AND ADDRESS OF BENEFICIAL OWNER                                         OF OWNERSHIP (A)    PERCENTAGE OF CLASS
--------------------------------------------------------------------------  ------------------  ---------------------

R. Theodore Ammon (b).....................................................        2,417,144                12.3%
  c/o Big Flower Holdings, Inc.
  3 East 54th Street
  New York, New York 10022

EnTrust Capital Inc.......................................................        4,100,341                21.1%
  650 Madison Avenue
  New York, New York 10022

FMR Corp..................................................................        2,218,231                11.4%
  82 Devonshire Street
  Boston, Massachusetts 02109

The Prudential Insurance Company of America...............................        1,210,500                 6.2%
  751 Broad Street
  Newark, New Jersey 07102-3777

Peter G. Diamandis (c)....................................................           20,660               *
  700 Canal Street
  Stamford, Connecticut 06902

Robert M. Kimmitt (d).....................................................           19,561               *
  Wilmer, Cutler & Pickering
  2445 M Street, N.W.
  Washington, D.C. 20037-1420

Joan D. Manley (e)........................................................           15,965               *
  P. O. Box 1353
  Dillon, Colorado 80435

Newton N. Minow (f).......................................................           29,561               *
  c/o Sidley & Austin
  One First National Plaza
  Suite 4800
  Chicago, Illinois 60603

Edward T. Reilly (g)......................................................          221,133                 1.1%
  c/o Big Flower Holdings, Inc.
  3 East 54th Street
  New York, New York 10022

Mark A. Angelson (h)......................................................          138,500               *
  c/o Big Flower Holdings, Inc.
  3 East 54th Street
  New York, New York 10022

Richard L. Ritchie (i)....................................................           25,000               *
  c/o Big Flower Holdings, Inc.
  3 East 54th Street
  New York, New York 10022

All directors and current executive officers
  as a group (7 persons) (j)..............................................        2,857,963                14.3%

------------------------

*   Less than one percent

(a) This column includes shares which directors and executive officers have the right to acquire within 60 days. Except as otherwise indicated, each person and entity has sole voting and dispositive power with respect to the shares set forth in the table.

(b) Includes (x) 6,000 shares held by Mr. Ammon as general partner of a partnership in which certain family members are the limited partners and have 99% of the economic interests, (y) options to purchase 200,000 shares of Common Stock which are presently exercisable and (z) 200 shares owned by Mr. Ammon's minor children, as to which Mr. Ammon disclaims beneficial ownership. Additionally, Mr. Ammon holds unvested options to purchase 100,000 shares of Common Stock, which would vest in November 1998.

(c) Represents options to purchase 20,660 shares of Common Stock which are presently exercisable.

(d) Represents options to purchase 19,561 shares of Common Stock which are presently exercisable.

(e) Includes option to purchase 14,400 shares of Common Stock which are presently exercisable.

(f) Includes options to purchase 19,561 shares of Common Stock which are presently exercisable.

(g) Includes options to purchase 80,000 shares of Common Stock which are presently exercisable and options to purchase 133,333 shares of Common Stock which will become exercisable within 60 days.

(h) Includes options to purchase 37,500 shares of Common Stock which are presently exercisable and options to purchase 95,800 shares of Common Stock which will become exercisable within 60 days.

(i) Includes options to purchase 25,000 shares of Common Stock which are presently exercisable.

(j) Includes options to purchase 645,815 shares of Common Stock which are presently exercisable or which will become exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    From January 1, 1997 until June 20, 1997, the Company paid approximately (x) $5,625,000 in fees to BT Securities Corporation, an affiliate of BT Investment Partners, Inc. ("BTIP"), which until June 20, 1997 was a beneficial owner of more than 5% of the outstanding shares of the Company's capital stock, for advice and underwriting services in connection with certain of the Company's debt and (y) $2,700,000 to Bankers Trust Company, an affiliate of BTIP, in connection with its role as agent and lender under the Credit Agreement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements. Reference is made to Section "1" of the Index to Consolidated Financial Statements and Schedules on page F-1.

    (a)(2) Financial Statement Schedules. Reference is made to Section "1" of the Index to Consolidated Financial Statements and Schedules on page F-1. All other schedules have been omitted as not required, not applicable or because the information required to be presented is included in the financial statements and related notes.

    (a)(3) Exhibits. The following exhibits are filed as a part of this report or incorporated by reference and will be furnished to any security holder upon request for such exhibit and payment of any reasonable expenses incurred by the Company. Send any such request to the Company at 3 East 54th Street, New York, New York 10022; Attention: Secretary.

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

       2.1   Agreement and Plan of Merger, dated as of May 10, 1993, by and among Robert E. Milhous, The Robert E.
             Milhous Trust, Paul B. Milhous, The Paul Ballard Milhous Trust, Treasure Chest Advertising Company, Inc.,
             Big Flower Press, Inc. and TCA Merger Corp.(1)

       2.2   Amendment to Agreement and Plan of Merger, dated as of July 30, 1993, by and among Robert E. Milhous, The
             Robert E. Milhous Trust, Paul B. Milhous, The Paul Ballard Milhous Trust, Treasure Chest Advertising
             Company, Inc., Big Flower Press, Inc. and TCA Merger Corp.(2)

       2.3   Stock Purchase Agreement, dated as of January 14, 1994, by and among Lee A. Thompson, John G. Brown and
             BFP Holdings Corp.(3)

       2.4   Stock Purchase Agreement, dated as of January 14, 1994, by and among Gary W. Pestello, Thomas G. Hansen and BFP Holdings Corp.(3)

       2.5   Asset Purchase Agreement, dated as of January 14, 1994, by and BFP Holdings Corp. and D. Enterprises,
             Inc.(3)

       2.6   Assignment and Assumption Agreement, dated April 5, 1994, by and between BFP Holdings Corp. and Treasure
             Chest Advertising Company, Inc.(5)

       2.7   Purchase and Sale Agreement, dated as of March 16, 1994, by and among BFP Holdings Corp., KTB Associates,
             Inc., Tomsons Properties, TKB Properties, Thomas Clemente, Brian Clemente and Joseph Clemente.(4)

       2.8   Stock Purchase Agreement, dated as of November 27, 1995, between Big Flower Press, Inc. and Brian
             Mason.(10)

       2.9   Agreement and Plan of Merger, dated February 1, 1996, among Big Flower Press Holdings, Inc., WTI
             Acquisition Corp., and Webcraft Technologies, Inc.(10)

      2.10   Agreement and Plan of Merger, dated as of July 31, 1996, by and among Big Flower Press Holdings, Inc.,
             Scanforms, Inc. and Scanforms Acquisition Corp.(15)

      2.11   Purchase Agreement, dated as of October 1, 1996, by and between Treasure Chest Advertising Company, Inc., the stockholders of PrintCo., Inc. named therein, Park Properties and the partners in Park Properties named therein.(16)

      2.12   Stock Purchase Agreement, dated as of October 1, 1996, among Laser Tech Color, Inc. and the stockholders of Pacific Color Connection, Inc. named therein.(16)

      2.13   Agreement and Plan of Reorganization, dated as of October 17, 1997, among Big Flower Press Holdings,
             Inc., Big Flower Holdings, Inc. and Big Flower Merger Co.(17)

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
      2.14   Agreement, dated September 18, 1997, between Big Flower Limited and Peter Rivett, Andrew Ruddle and 3i
             Group PLC.(18)

      2.15   Asset Purchase Agreement, dated as of September 19, 1997, between Gruner + Jahr Printing & Publishing Co.
             and Treasure Chest Advertising Company, Inc.(19)

      2.16   Stock Purchase Agreement, dated as of September 19, 1997, among Big Flower Press Holdings, Inc.,
             Columbine JDS Systems, Inc., Columbine BIAS, Ltd., each of the shareholders who is a signatory thereto and each of the optionees who is a signatory thereto.(20)

      2.17   First Amendment to Stock Purchase Agreement, dated as of October 29, 1997, by and among Big Flower Press
             Holdings, Inc., Big Flower Holdings, Inc., Columbine JDS Systems, Inc. and its stockholders and option holders.(20)

       3.1   Restated Certificate of Incorporation of Big Flower Holdings, Inc., effective October 20, 1997.(21)

       3.2   Amended and Restated By-Laws of Big Flower Holdings, Inc., effective October 20, 1997.(21)

       3.3   Certificate of Designation, Preferences and Rights of Series A Junior Preferred Stock of Big Flower
             Holdings, Inc. (21)

       4.1   Rights Agreement, dated as of November 28, 1995, between Big Flower Holdings, Inc. and The Bank of New
             York, as Rights Agent.(21)

       4.2   Indenture, dated as of June 20, 1997, between Big Flower Press Holdings, Inc. and State Street Bank and
             Trust Company (as successor in interest to Fleet National Bank), as Trustee.(22)

       4.3   Registration Rights Agreement, dated as of June 20, 1997, between Big Flower Press Holdings, Inc. and BT
             Securities Corporation, Credit Suisse First Boston and Goldman, Sachs & Co.(22)

       4.4   Amended and Restated Trust Agreement, dated as of October 14, 1997, among (i) Big Flower Holdings, Inc.,
             (ii) The Bank of New York as property trustee, (iii) The Bank of New York (Delaware), as Delaware trustee and (iv) Mark A. Angelson and Richard L. Ritchie, as Administrative Trustees, relating to the Preferred
             Securities of Big Flower Trust I.(17)

       4.5   Guarantee Agreement, dated as of October 20, 1997, between Big Flower Holdings, Inc., and The Bank of New
             York, as Guarantee Trustee, relating to the Preferred Securities of Big Flower Trust I. (17)

       4.6   Indenture dated as of October 20, 1997, between Big Flower Holdings, Inc. and The Bank of New York, as
             Trustee, relating to the 6% Convertible Subordinated Debentures due October 15, 2027, of Big Flower
             Holdings, Inc., issued to Big Flower Trust I. (17)

       4.7   Registration Rights Agreement, dated as of October 20, 1997, among Big Flower Trust I, Big Flower
             Holdings, Inc., and Goldman, Sachs & Co., on behalf of the purchasers listed therein.(17)

      10.1   Credit Agreement, dated as of June 12, 1997, between Big Flower Press Holdings, Inc., the Banks from time to time party thereto, Bank of America NT & SA and The Industrial Bank of Japan, Limited as Co Agents,
             Credit Suisse First Boston as Documentation Agent and Bankers Trust Company as Administrative Agent. (23)

      10.2   First Amendment to the Credit Facility, dated June 13, 1997, among Big Flower Press Holdings, Inc., the financial institutions party to the Credit Facility, Bank of America NT & SA and The Industrial Bank of
             Japan, Limited as Co Agents, Credit Suisse First Boston as Documentation Agent and Bankers Trust Company
             as Administrative Agent. (23)

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
      10.3   Second Amendment to the Credit Agreement, dated as of October 15, 1997, among Big Flower Press Holdings,
             Inc., the financial institutions party to the Credit Agreement, Bank of America NT & SA and The
             Industrial Bank of Japan, Limited, as Co Agents, Credit Suisse First Boston, as Documentation Agent, and
             Bankers Trust Company, as Administrative Agent. (17)

      10.4   Sterling Pound Credit Facility Letter provided by Bankers Trust Company (London Branch) to Big Flower
             Limited and Olwen Direct Mail Limited, dated as of September 18, 1997. (17)

      10.5   Guarantee of Big Flower Press Holdings, Inc. in favor of Bankers Trust Company in respect of obligations of Big Flower Limited under a Facility Letter dated as of September 18, 1997. (17)

      10.6   Certificate Purchase Agreement (Series 1996-1), dated as of March 19, 1996, by BFP Receivables
             Corporation, Big Flower Press Holdings, Inc., the Purchasers described therein, Credit Suisse, as
             Co-Agent, and Bankers Trust Company, as Agent. (13)

      10.7   Receivables Purchase Agreement, dated as of March 19, 1996, as amended as of April 25, 1996, June 10,
             1996 and September 24, 1996 (the "Receivables Purchase Agreement"), among Big Flower Press Holdings,
             Inc., as initial Servicer, certain subsidiaries of Big Flower Press Holdings, Inc., as Sellers, and BFP
             Receivables Corporation, as Buyer. (24)

      10.8   Amendment to the Receivables Purchase Agreement, dated January 31, 1997. (24)

      10.9   Big Flower Receivables Master Trust Pooling and Servicing Agreement, dated as of March 19, 1996, as amended as of April 25, 1996, June 10, 1996 and September 24, 1996, among BFP Receivables Corporation, as
             Transferor, Big Flower Press Holdings, Inc., as Servicer, and Manufacturers and Traders Trust Company, as
             Trustee (the "Pooling and Servicing Agreement"). (24)

     10.10   Series 1996-2 Supplement to the Pooling and Servicing Agreement, dated as of October 4, 1996, among BFP
             Receivables Corporation, as Transferor, Big Flower Press Holdings, Inc., as Servicer, and Manufacturers
             and Traders Trust Company, as Trustee. (24)

     10.11   Series 1996-3 Supplement to the Pooling and Servicing Agreement, dated as of October 4, 1996, among BFP
             Receivables Corporation, as Transferor, Big Flower Press Holdings, Inc., as Servicer, and Manufacturers
             and Traders Trust Company, as Trustee. (24)

     10.12   Purchase Agreement (Series 1996-2), dated September 25, 1996, among Big Flower Press Holdings, Inc., BFP
             Receivables Corporation, BT Securities Corporation, Bankers Trust International PLC, and CS First Boston
             Corporation. (24)

     10.13   Certificate Purchase Agreement (Series 1996-3), dated as of October 4, 1996, among BFP Receivables
             Corporation, Big Flower Press Holdings, Inc., the purchasers described therein, and Caisse Nationale de
             Credit Agricole, as Agent. (24)

     10.14   Non-Competition Agreement, dated November 27, 1995, between Big Flower Press Holdings, Inc. and Brian
             Mason. (10)

     10.15   Non-Competition Agreement, dated as of April 27, 1994, by and among Lee A. Thompson, BFP Holdings Corp.,
             Treasure Chest Advertising Company, Inc. and Retail Graphics Holding Company. (5)

     10.16   Non-Competition Agreement, dated as of April 27, 1994, by and among John G. Brown, BFP Holdings Corp.,
             Treasure Chest Advertising Company, Inc. and Retail Graphics Holding Company. (5)

     10.17   Non-Competition Agreement, dated as of April 27, 1994, by and among Thomas G. Hansen, BFP Holdings Corp.,
             Treasure Chest Advertising Company, Inc. and Retail Graphics Holding Company. (5)

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
     10.18   Non-Competition Agreement, dated as of April 27, 1994, by and among Gary W. Pestello, BFP Holdings Corp.,
             Treasure Chest Advertising Company, Inc. and Retail Graphics Holding Company. (5)

     10.19   Non-Competition Agreement, dated April 27, 1994, by and between Brian T. Clemente and Treasure Chest
             Advertising Company, Inc. (24)

     10.20   Non-Competition Agreement, dated August 5, 1993, by and among Big Flower Press, Inc., Robert E. Milhous and Paul B. Milhous, together with assignment to Treasure Chest Advertising Company, Inc. (14)

     10.21   Employment Agreement, effective March 21, 1996, by and between Mark A. Angelson, Big Flower Press
             Holdings, Inc. and Treasure Chest Advertising Company, Inc. (13)

     10.22   Employment Agreement, effective March 29, 1996, by and among Edward T. Reilly, Big Flower Press Holdings,
             Inc. and Treasure Chest Advertising Company, Inc. (13)

     10.23   Employment Agreement, dated November 27, 1995, by and between Laser Tech Color, Inc. and Damien Gough.
             (14)

     10.24   Employment Agreement, dated November 20, 1995, by and between Big Flower Press Holdings, Inc., Treasure
             Chest Advertising Company, Inc. and R. Theodore Ammon. (10)

     10.25   Executive Change in Control Severance Agreement, dated January 6, 1997, by and between Big Flower Press
             Holdings, Inc. and Richard L. Ritchie. (24)

     10.26   Letter Agreement, dated December 12, 1996, by and between Big Flower Press Holdings, Inc. and Richard L.
             Ritchie. (24)

     10.27   Employment Agreement, dated April 27, 1994, between Treasure Chest Advertising Company, Inc. and Thomas
             R. Clemente. (5)

     10.28   Employment Agreement, dated April 27, 1994, between Treasure Chest Advertising Company, Inc. and Joseph
             T. Clemente. (5)

     10.29   Employment Agreement, dated April 27, 1994, between Treasure Chest Advertising Company, Inc. and Kevin
             Clemente. (5)

     10.30   Big Flower Holdings, Inc. Restated 1993 Stock Award and Incentive Plan. (25)

     10.31   Form of Treasure Chest Advertising Company, Inc.'s Supplemental Executive Retirement Plan, effective
             January 1, 1994. (5)

     10.32   Registration Rights Agreement, dated as of August 12, 1993, by and among BFP Holdings Corp., each of the purchasers listed on Schedule 1 thereto, Theodore Ammon, Berenson Minella & Company, and each other purchaser who executed the agreement ("Registration Rights Agreement"). (5)

     10.33   Amendment to Registration Rights Agreement, dated as of April 27, 1994, by and among BFP Holdings Corp., each of the purchasers listed on Schedule 1 thereto, Theodore Ammon, Berenson Minella & Company, and each other purchaser who executed the agreement. (5)

     10.34   Boca Raton Letter Agreement, dated May 10, 1993, by and among Robert E. Milhous, Paul B. Milhous, Big
             Flower Press, Inc. and Treasure Chest Advertising Company, Inc.(1)

     10.35   Ink Supply Requirements Agreement, dated as of July 31, 1993, between Treasure Chest Advertising Company,
             Inc. and Marpax, Inc. (the "Ink Supply Agreement"). (6)

     10.36   Amendment to Ink Supply Agreement, dated as of July 1, 1997.* +

     10.37   Master Lease Agreement, dated December 21, 1993, between KTB Associates, Inc. and Chase Equipment
             Leasing, Inc. (5)

  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
     10.38   Master Lease Agreement No. Atel/Trea3, dated as of August 31, 1993, between ATEL Financial Corporation and Treasure Chest Advertising Company, Inc. (5)

     10.39   Master Lease, dated as of July 7, 1993, between General Electric Capital Corporation and Treasure Chest
             Advertising Company, Inc. (5)

     10.40   Master Lease, dated as of December 28, 1992, between ITT Capital Finance division of ITT Commercial
             Finance Corp. and Treasure Chest Advertising Company, Inc. (9)

     10.41   Master Equipment Lease Agreement, dated as of July 28, 1992, between AT&T Commercial Finance Corporation and Treasure Chest Advertising Company, Inc.(5)

     10.42   Master Lease Agreement, dated June 22, 1990, between KTB Associates, Inc. and Chase Lincoln Lease/Way,
             Inc.(5)

     10.43   Master Lease Agreement, dated May 16, 1991, between KTB Associates, Inc. and Chase Lincoln Lease/Way,
             Inc. 10.43 (5)

     10.44   Master Lease, dated as of June 21, 1991 (and as amended through 08/31/93), between The CIT
             Group/Equipment Financing, Inc. and Treasure Chest Advertising Company, Inc.(5)

      21.1   Subsidiaries of Big Flower Holdings, Inc.*

      23.1   Consent of Deloitte & Touche LLP (included in their opinions appearing on pages F-2 and F-23 hereof).

     27.1-   Financial Data Schedules submitted to the Securities and Exchange Commission in electronic format.*
      27.5

        99   Form 11-K for the Treasure Chest Advertising Company, Inc. 401 (k) Savings Plus Plan to be filed on or before June 30, 1998.

------------------------

*   being filed herewith

+ Confidential treatment has been requested for material redacted from this exhibit

(1) Incorporated by reference to TCA Holdings Corp. Form S-1, filed on May 26, 1993 (File # 33-63392).

(2) Incorporated by reference to Big Flower Press, Inc. Amendment No. 3 to the Form S-1, filed on August 4, 1993 (File # 33-63392).

(3) Incorporated by reference to Big Flower Press, Inc. Form 8-K, dated as of January 24, 1994 (File # 33-63392).

(4) Incorporated by reference to Big Flower Press, Inc. Form 8-K, dated as of April 27, 1994 (File # 33-63392).

(5) Incorporated by reference to BFP Holdings Corp. Form S-1, filed on May 26, 1994 (File # 33-79406).

(6) Incorporated by reference to Big Flower Press, Inc. Amendment No. 2 to the Form S-1, filed on July 19, 1993 (File #33-63392).

(7) Incorporated by reference to Big Flower Press, Inc. Form 10-Q for the quarterly period ended September 30, 1993 (File # 33-63392).

(8) Incorporated by reference to BFP Holdings, Corp. Amendment No. 2 to Form S-1, filed on August 2, 1994 (File # 33-79406).

(9) Incorporated by reference to Big Flower Press Holdings, Inc. Form S-1, filed on September 19, 1995 (File # 33-97082).

(10) Incorporated by reference to Big Flower Press Holdings, Inc. Form 10-Q for the quarterly period ended December 31, 1995 (File # 1-14084).

(11) Incorporated by reference to Big Flower Press Holdings, Inc. Amendment No. 2 to the Form S-1, filed on November 14, 1995 (File #33-97082).

(12) Incorporated by reference to Big Flower Press Holdings, Inc. Form 10-K for the fiscal year ended June 30, 1995 (File #33-79406).

(13) Incorporated by reference to Big Flower Press Holdings, Inc. Form 10-Q filed on May 15, 1996 (Accession # 0000912057-96-009947).

(14) Incorporated by reference to Big Flower Press Holdings, Inc. Form 10-K for the transition period from July 1, 1995 to December 31, 1995 (File # 1-14084).

(15) Incorporated by reference to Annex I to the Proxy Statement/Prospectus dated September 6, 1996, forming part of the Registration Statement on Form S-4 (Registration No. 333-11225) of Big Flower Press Holdings, Inc.

(16) Incorporated by reference to Big Flower Press Holdings, Inc. Form 8-K, dated October 1, 1996 (File # 1-14084).

(17) Incorporated by reference to Big Flower Holdings, Inc. Form 10-Q for the quarterly period ended September 30, 1997 (File # 0-29474).

(18) Incorporated by reference to Big Flower Press Holdings, Inc. Current Report on Form 8-K, dated September 18, 1997 (File # 1-14084).

(19) Incorporated by reference to Big Flower Press Holdings, Inc. Current Report on Form 8-K, dated October 15, 1997 (File # 1-14084).

(20) Incorporated by reference to Big Flower Holdings, Inc. Current Report on Form 8-K, dated October 31, 1997 (File # 0-29474).

(21) Incorporated by reference to Big Flower Holdings, Inc. Registration Statement on Form S-8 and Post-Effective Amendment No. 1 to Registration Statement No. 333-2152, filed on November 4, 1997 (File # 1-14084).

(22) Incorporated by reference to Big Flower Press Holdings, Inc. Registration Statement on Form S-4 (Registration No. 333-32141).

(23) Incorporated by reference to Big Flower Press Holding, Inc. Current Report on Form 8-K, dated June 13, 1997 (File # 1-14084).

(24) Incorporated by reference to Big Flower Press Holdings, Inc. Form 10-K for the fiscal year ended December 31, 1996 (File # 1-14084).

(25) Incorporated by reference to Big Flower Press Holdings, Inc. Notice of Annual Meeting of Stockholders and Proxy Statement, dated May 13, 1997 (File # 1-14084).

    (B) FORM OF REPORTS ON FORM 8-K.

    During the period from October 1, 1997 to December 31, 1997, the Registrant filed the following reports on Form 8-K:

        (i) Current Report on Form 8-K, dated September 18, 1997, concerning Registrant's acquisition of Olwen Direct Mail Limited;

        (ii) Current Report on Form 8-K, dated October 3, 1997, concerning Registrant's intention to adopt a new corporate legal structure;

        (iii) Current Report on Form 8-K, dated October 15, 1997, concerning Registrant's acquisition of Riverside County Publishing Company;

        (iv) Current Report on Form 8-K, dated October 17, 1997, concerning Registrant's adoption of a new corporate legal structure;

        (v) Current Report on Form 8-K, dated October 31, 1997, concerning the Registrant's acquisition of Columbine JDS Systems, Inc.; and

        (vi) Current Report on Form 8-K/A, dated September 18, 1997, amending the Form 8-K which was filed on October 3, 1997, to include certain pro forma financial data.

    (c) The exhibits required by Item 601 of Regulation S-K filed as part of this report or incorporated herein by reference are listed in Item 14(a)(3) above, and the exhibits filed herewith are listed on the Index to Exhibits which accompanies this report.

    (d) See Item 14(a)(2) of this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BIG FLOWER HOLDINGS, INC.
                                             (REGISTRANT)

                                             By                    /s/ R. THEODORE AMMON
                                                        ------------------------------------------
                                                                     R. Theodore Ammon
                                                                         CHAIRMAN

Dated: March 26, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                         DATE
------------------------------------------------------  --------------------------------------  -----------------

                /s/ R. THEODORE AMMON
     -------------------------------------------        Chairman and Director (Principal         March 26, 1998
                 (R. Theodore Ammon)                      Executive Officer)

                 /s/ EDWARD T. REILLY                   President, Chief Executive Officer and
     -------------------------------------------          Director (Principal Operating          March 26, 1998
                  (Edward T. Reilly)                      Officer)

                /s/ RICHARD L. RITCHIE                  Executive Vice President and Chief
     -------------------------------------------          Financial Officer (Principal           March 26, 1998
                 (Richard L. Ritchie)                     Financial and Accounting Officer)

                /s/ PETER G. DIAMANDIS
     -------------------------------------------                                                 March 26, 1998
                 (Peter G. Diamandis)                   Director

                /s/ ROBERT M. KIMMITT
     -------------------------------------------                                                 March 26, 1998
                 (Robert M. Kimmitt)                    Director

                  /s/ JOAN D. MANLEY
     -------------------------------------------                                                 March 26, 1998
                   (Joan D. Manley)                     Director

                 /s/ NEWTON N. MINOW
     -------------------------------------------                                                 March 26, 1998
                  (Newton N. Minow)                     Director

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BIG FLOWER PRESS HOLDINGS, INC.
                                (REGISTRANT)

                                By             /s/ R. THEODORE AMMON
                                     -----------------------------------------
                                                 R. Theodore Ammon
                                                      CHAIRMAN

Dated: March 26, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

    /s/ R. THEODORE AMMON       Chairman and Director
------------------------------    (Principal Executive         March 26, 1998
     (R. Theodore Ammon)          Officer)

                                President, Chief Executive
     /s/ EDWARD T. REILLY         Officer and Director
------------------------------    (Principal Operating         March 26, 1998
      (Edward T. Reilly)          Officer)

     /s/ MARK A. ANGELSON       Director
------------------------------                                 March 26, 1998
      (Mark A. Angelson)

                                Executive Vice President
    /s/ RICHARD L. RITCHIE        and Chief Financial
------------------------------    Officer (Principal           March 26, 1998
     (Richard L. Ritchie)         Financial and Accounting
                                  Officer)

                           BIG FLOWER HOLDINGS, INC.

                        BIG FLOWER PRESS HOLDINGS, INC.

                             INDEX TO CONSOLIDATED
                       FINANCIAL STATEMENTS AND SCHEDULES

1.         FINANCIAL STATEMENTS:

F-2        Independent Auditors' Report and Consent re: Big Flower Holdings, Inc.

F-3        Consolidated Balance Sheets of Big Flower Holdings, Inc. and subsidiaries at December 31,
           1997 and 1996.

F-4        Consolidated Statements of Operations of Big Flower Holdings, Inc. and subsidiaries for the
           Years Ended December 31, 1997 and 1996, the Six Months Ended December 31, 1995, and the Year
           Ended June 30, 1995.

F-5        Consolidated Statements of Stockholders' Equity of Big Flower Holdings, Inc. and
           subsidiaries for the Years Ended December 31, 1997 and 1996, the Six Months Ended December
           31, 1995, and the Year Ended June 30, 1995.

F-6        Consolidated Statements of Cash Flows of Big Flower Holdings, Inc. and subsidiaries for the
           Years Ended December 31, 1997 and 1996, the Six Months Ended December 31, 1995, and the Year
           Ended June 30, 1995.

F-7        Notes to Consolidated Financial Statements of Big Flower Holdings, Inc. and subsidiaries.

F-23       Independent Auditors' Report and Consent re: Big Flower Press Holdings, Inc.

F-24       Consolidated Balance Sheet of Big Flower Press Holdings, Inc. and subsidiaries at December
           31, 1997.

F-25       Consolidated Statement of Operations and Accumulated Deficit of Big Flower Press Holdings,
           Inc. and subsidiaries for the Year Ended December 31, 1997.

F-26       Consolidated Statement of Cash Flows of Big Flower Press Holdings, Inc. and subsidiaries for the Year Ended December 31, 1997.

F-27       Notes to Consolidated Financial Statements of Big Flower Press Holdings, Inc. and
           subsidiaries.

2.         FINANCIAL STATEMENT SCHEDULES:

F-28       I.         Condensed Financial information of Big Flower Holdings, Inc. for the Period Ended
                      December 31, 1997.

F-32       I.         Condensed Financial information of Big Flower Press Holdings, Inc. for the Years
                      Ended December 31, 1997 and 1996, the Six Months Ended December 31, 1995, and the
                      Year Ended June 30, 1995.

F-36       II.        Valuation and Qualifying Accounts of Big Flower Holdings, Inc. and subsidiaries for the Years Ended December 31, 1997 and 1996, the Six Months Ended December 31,
                      1995 and the Year Ended June 30, 1995.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
  Big Flower Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of Big Flower Holdings, Inc. and subsidiaries ("the Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995, and the year ended June 30, 1995. Our audits also included the consolidated financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995, and the year ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
New York, New York
February 9, 1998

                         INDEPENDENT AUDITORS' CONSENT
            TO INCORPORATION BY REFERENCE IN REGISTRATION STATEMENTS
                            ON FORM S-3 AND FORM S-8

    We consent to the incorporation by reference in Big Flower Holdings, Inc.'s Registration Statement No. 333-39443 on Form S-8 and Registration No. 333-44445 on Form S-3 of our report dated February 9, 1998 appearing on page F-2 of the Annual Report on Form 10-K for the year ended December 31, 1997.

DELOITTE & TOUCHE LLP
New York, New York
March 26, 1998

\

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
                                                     ASSETS
Current Assets:
  Cash and cash equivalents..........................................................   $    5,307    $    4,200
  Accounts receivable, net...........................................................      140,112       105,270
  Inventories........................................................................       46,510        30,126
  Prepaid expenses and other current assets..........................................        4,625         5,622
  Deferred income taxes and income tax receivable....................................       19,827        17,286
                                                                                       ------------  ------------
      Total current assets...........................................................      216,381       162,504
Property, plant and equipment, net...................................................      366,876       296,426
Goodwill, net of accumulated amortization of $25,413 and $16,696.....................      415,601       248,532
Other assets, net....................................................................       60,189        42,280
                                                                                       ------------  ------------
      Total Assets...................................................................   $1,059,047    $  749,742
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                             LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable...................................................................   $  133,648    $  116,513
  Compensation and benefits payable..................................................       45,281        38,087
  Accrued interest...................................................................       13,775         6,706
  Other current liabilities..........................................................       41,145        32,019
                                                                                       ------------  ------------
      Total current liabilities......................................................      233,849       193,325
Long-term debt, net of current portion...............................................      590,045       430,766
Deferred income taxes................................................................       27,811        13,073
Other long-term liabilities..........................................................       20,804        16,228
                                                                                       ------------  ------------
      Total liabilities..............................................................      872,509       653,392
                                                                                       ------------  ------------
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust whose sole assets are the convertible subordinated debentures of
  the Company........................................................................      115,000
                                                                                       ------------
Stockholders' equity:
  Preferred stock--authorized 10,000; $0.01 par value; none issued
  Common stock--authorized 50,000; $0.01 par value; issued and outstanding 19,512 and
    16,880...........................................................................          195           169
  Class B common stock--authorized 2,500 in 1996; $0.01 par value; issued and
    outstanding 1,739 in 1996........................................................                         17
  Additional paid-in capital.........................................................      140,798       119,019
  Accumulated deficit................................................................      (68,548)      (21,514)
  Other..............................................................................         (907)       (1,341)
                                                                                       ------------  ------------
      Total stockholders' equity.....................................................       71,538        96,350
                                                                                       ------------  ------------
      Total Liabilities and Equity...................................................   $1,059,047    $  749,742
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                See Notes to Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                        SIX MONTHS
                                                            YEAR ENDED    YEAR ENDED      ENDED      YEAR ENDED
                                                           DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   JUNE 30,
                                                               1997          1996          1995         1995
                                                           ------------  ------------  ------------  -----------
Net sales................................................   $1,376,706    $1,201,860    $  546,840    $ 920,149
                                                           ------------  ------------  ------------  -----------
Operating expenses:
  Costs of production....................................    1,072,296       971,789       459,788      775,033
  Selling, general and administrative....................      140,394       107,483        28,680       51,417
  Depreciation...........................................       49,222        34,756        10,533       20,869
  Amortization of intangibles............................       18,100        17,003         8,100       22,118
  Merger costs...........................................                      1,486
                                                           ------------  ------------  ------------  -----------
                                                             1,280,012     1,132,517       507,101      869,437
                                                           ------------  ------------  ------------  -----------
Operating income.........................................       96,694        69,343        39,739       50,712
                                                           ------------  ------------  ------------  -----------
Other expenses (income):
  Interest expense.......................................       40,300        36,165        19,076       37,452
  Amortization of deferred financing costs...............        1,696         1,802         1,594        3,437
  Interest income........................................         (349)         (712)         (442)        (279)
  In-process acquired technology write off...............       58,192
  Loss on sale of Webcraft Games, Inc....................                     14,277
  Other, net.............................................        7,141        12,813         5,749        2,390
  Preferred dividends of a subsidiary trust (1997) or
    subsidiary (1995)....................................        1,340                       1,068        2,444
                                                           ------------  ------------  ------------  -----------
                                                               108,320        64,345        27,045       45,444
                                                           ------------  ------------  ------------  -----------
(Loss) income before income taxes and extraordinary
  item...................................................      (11,626)        4,998        12,694        5,268
Income tax expense.......................................       21,945         8,283         6,203        6,880
                                                           ------------  ------------  ------------  -----------
(Loss) income before extraordinary item..................      (33,571)       (3,285)        6,491       (1,612)
Extraordinary item, net of income tax benefit of $8,800,
  $1,400 and $11,300.....................................      (13,463)       (2,078)      (19,248)
                                                           ------------  ------------  ------------  -----------
Net loss.................................................   $  (47,034)   $   (5,363)      (12,757)   $  (1,612)
                                                           ------------  ------------                -----------
                                                           ------------  ------------                -----------
Premium on redemption of preferred stock of a
  subsidiary.............................................                                   (1,682)
                                                                                       ------------
Net loss attributable to common stockholders.............                               $  (14,439)
                                                                                       ------------
                                                                                       ------------
(Loss) income per share--basic:
  (Loss) income before extraordinary item................   $    (1.79)   $    (0.18)   $     0.36    $   (0.13)
  Extraordinary item, net................................        (0.72)        (0.12)        (1.43)
                                                           ------------  ------------  ------------  -----------
  Net loss...............................................   $    (2.51)   $    (0.30)   $    (1.07)   $   (0.13)
                                                           ------------  ------------  ------------  -----------
                                                           ------------  ------------  ------------  -----------
  Weighted average shares outstanding--basic.............       18,704        18,046        13,451       12,382
                                                           ------------  ------------  ------------  -----------
                                                           ------------  ------------  ------------  -----------
(Loss) income per share--diluted:
  (Loss) income before extraordinary item................   $    (1.79)   $    (0.18)   $     0.35    $   (0.13)
  Extraordinary item, net................................        (0.72)        (0.12)        (1.38)
                                                           ------------  ------------  ------------  -----------
  Net loss...............................................   $    (2.51)   $    (0.30)   $    (1.03)   $   (0.13)
                                                           ------------  ------------  ------------  -----------
                                                           ------------  ------------  ------------  -----------
  Weighted average shares outstanding--diluted...........       18,704        18,046        13,919       12,382
                                                           ------------  ------------  ------------  -----------
                                                           ------------  ------------  ------------  -----------

                See Notes to Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  IN THOUSANDS

                                                                        ADDITIONAL   ACCUMU-
                                                             COMMON      PAID-IN      LATED
                                                 SHARES       STOCK      CAPITAL     DEFICIT      OTHER      TOTAL
                                                ---------  -----------  ----------  ----------  ---------  ----------
BALANCE AT JULY 1, 1994.......................      6,425   $      64   $   21,574  $   (1,782) $    (407) $   19,449
  Net loss....................................                                          (1,612)                (1,612)
  Unearned compensation.......................                               1,412                 (1,412)
  Amortization of unearned compensation.......                                                         96          96
  Reclassification of common stock subject to
    redemption................................                              (1,340)                            (1,340)
                                                ---------       -----   ----------  ----------  ---------  ----------
BALANCE AT JUNE 30, 1995......................      6,425          64       21,646      (3,394)    (1,723)     16,593
  Stock split.................................      4,875          49          (49)
  Net issuance of common stock................      5,500          55       80,355                             80,410
  Net loss....................................                                         (12,757)               (12,757)
  Premium on redemption of preferred stock of
    a subsidiary..............................                              (1,682)                            (1,682)
  Amortization of unearned compensation.......                                                        141         141
  Reclassification of common stock subject to
    redemption................................        434           4        2,030                   (263)      1,771
                                                ---------       -----   ----------  ----------  ---------  ----------
BALANCE AT DECEMBER 31, 1995..................     17,234         172      102,300     (16,151)    (1,845)     84,476
  Issuance of common stock....................        895           9       15,212                             15,221
  Net loss....................................                                          (5,363)                (5,363)
  Amortization of unearned compensation.......                                                        803         803
  Repayment of subscription note..............                                                        196         196
  Reclassification of common stock subject to
    redemption................................        489           5        1,504                   (495)      1,014
  Stock option exercise.......................          1                        3                                  3
                                                ---------       -----   ----------  ----------  ---------  ----------
BALANCE AT DECEMBER 31, 1996..................     18,619         186      119,019     (21,514)    (1,341)     96,350
  Issuance of common stock and options for
    companies acquired........................      1,040          10       27,246                             27,256
  Net loss....................................                                         (47,034)               (47,034)
  Amortization of unearned compensation.......                                                        120         120
  Repayment of subscription note..............                                                        314         314
  Repurchase of common stock..................       (284)         (1)      (5,980)                            (5,981)
  Shares issued related to compensation
    plans.....................................        137                      513                                513
                                                ---------       -----   ----------  ----------  ---------  ----------
BALANCE AT DECEMBER 31, 1997..................     19,512   $     195   $  140,798  $  (68,548) $    (907) $   71,538
                                                ---------       -----   ----------  ----------  ---------  ----------
                                                ---------       -----   ----------  ----------  ---------  ----------

                See Notes to Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  IN THOUSANDS

                                                                                          SIX MONTHS     YEAR
                                                              YEAR ENDED    YEAR ENDED      ENDED        ENDED
                                                             DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  JUNE 30,
                                                                 1997          1996          1995        1995
                                                             ------------  ------------  ------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................   $  (47,034)   $   (5,363)   $  (12,757)  $  (1,612)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    In-process acquired technology write off...............       58,192
    Loss on sale of Webcraft Games, Inc....................                     14,277
    Extraordinary item net.................................       13,463         2,078        19,248
    Depreciation and amortization..........................       67,322        51,759        18,633      42,987
    Deferred income taxes..................................        4,866         2,548             5      (5,348)
    Other..................................................        9,131         9,419         9,026      15,885
    Changes in operating assets and liabilities (excluding
      effect of acquisitions and disposition):
      (Increase) decrease in accounts receivable...........       (3,343)        4,580       (28,922)      4,794
      Proceeds from initial sale of accounts receivable....                     91,567
      (Increase) decrease in inventories...................       (5,905)       26,371         6,677     (23,655)
      (Increase) decrease in prepaid expenses and other
        assets.............................................       (1,317)       (2,510)         (449)      2,712
      Increase (decrease) in accounts payable and other
        liabilities........................................       25,262       (58,790)       16,420      11,834
                                                             ------------  ------------  ------------  ---------
Net cash provided by operating activities..................      120,637       135,936        27,881      47,597
                                                             ------------  ------------  ------------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash acquired..........     (242,233)     (122,144)       (2,584)
  Capital expenditures.....................................      (74,045)      (55,391)      (16,812)     (8,496)
  Proceeds from sale of property, plant and equipment and
    divested assets........................................          344         6,686           346       1,483
  Software development costs capitalized...................         (667)
                                                             ------------  ------------  ------------  ---------
Net cash used in investing activities......................     (316,601)     (170,849)      (19,050)     (7,013)
                                                             ------------  ------------  ------------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt.............................     (239,257)     (153,514)     (200,046)     (6,999)
  Proceeds from issuance of redeemable convertible
    preferred securities...................................      115,000
  Proceeds from issuance of long-term debt.................      350,125        75,000           255       4,187
  Net borrowings (repayments) under lines of credit........        8,177        82,865       134,253     (30,777)
  (Decrease) increase in cash overdraft....................      (14,650)       26,713        10,215      (5,698)
  Deferred financing costs.................................      (17,048)       (1,313)       (7,306)       (302)
  Proceeds from issuance of common stock...................          705           190        80,410         572
  Repurchase of common stock...............................       (5,981)
  Purchase of redeemable preferred stock of a subsidiary...                                  (22,107)
  Other....................................................                                                 (772)
                                                             ------------  ------------  ------------  ---------
Net cash provided by (used in) financing activities........      197,071        29,941        (4,326)    (39,789)
                                                             ------------  ------------  ------------  ---------
Net increase (decrease) in cash and cash equivalents.......        1,107        (4,972)        4,505         795
                                                             ------------  ------------  ------------  ---------
Cash and cash equivalents at beginning of period...........        4,200         9,172         4,667       3,872
                                                             ------------  ------------  ------------  ---------
Cash and cash equivalents at end of period.................   $    5,307    $    4,200    $    9,172   $   4,667
                                                             ------------  ------------  ------------  ---------
                                                             ------------  ------------  ------------  ---------

                See Notes to Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include those of Big Flower Holdings, Inc. ("Holdings") and its subsidiaries (together, the "Company"). All material intercompany balances and transactions have been eliminated.

    BUSINESS--The Company is a leading advertising and marketing services company that provides integrated advertising solutions.

    CORPORATE REORGANIZATION--On October 17, 1997, the Company reorganized its legal structure and the common shares of Big Flower Press Holdings, Inc. ("Press"), the previous parent company, were automatically exchanged for common shares of Holdings. As a result of this reorganization, Press became a wholly-owned subsidiary of Holdings. The reorganization had no impact on reported stockholders' equity.

    USE OF ESTIMATES--In preparing financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

    RECLASSIFICATIONS--Certain amounts for prior periods have been reclassified to conform to the current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION--Revenue from printing and direct mail operations is recognized on a units-of-work-performed method, with revenue and related accounts receivable recognized for orders in process and orders completed but not yet delivered.

        Revenue from premedia operations is recognized upon completion of orders, including those not yet delivered.

        Initial software license revenue is recognized after all Company obligations have been fulfilled as specified in customer contracts. System fee revenue, for the use and service components of software sales, is recognized over the terms of the related contracts. Consulting and service revenue is recognized on a percentage-of-completion basis. Computer hardware sales are recognized upon shipment, while hardware maintenance fees are recognized over the terms of the related contracts.

    CASH AND CASH EQUIVALENTS--Cash equivalents include all investments with initial maturities of 90 days or less.

    INVENTORIES--Inventories are recorded at the lower of cost or market determined primarily on the first-in, first-out method.

    LONG-LIVED ASSETS--PROPERTY, PLANT AND EQUIPMENT are stated at cost. Depreciation and amortization are computed using the straight-line method over the assets' estimated useful lives or, when applicable, the terms of the leases, if shorter.

        GOODWILL arising from acquisitions is amortized over periods of 15 to 40 years.

        SOFTWARE DEVELOPMENT COSTS are expensed until technological feasibility is determined, after which costs are capitalized until the product is ready for general release and sale. These costs are amortized

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) over five to seven-year lives beginning at the respective release dates. Other assets at December 31, 1997 included $18.0 million of capitalized costs, including amounts acquired.

        OTHER INTANGIBLE ASSETS, primarily non-compete agreements, are amortized over the terms of the related agreements. Deferred financing costs are amortized over the terms of the related financing instruments.

        When changes in business circumstances warrant, the Company reviews the recoverability of long-lived assets to determine if there has been any permanent impairment. This assessment is based on estimated undiscounted future cash flows compared with the assets' carrying value. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated cash flows) would be taken.

    INCOME TAXES--Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards.

    EARNINGS PER SHARE--The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which became effective in 1997. Basic earnings per share equals net earnings divided by the weighted average shares outstanding during the period. Diluted earnings per share equals net earnings divided by the weighted average shares outstanding plus dilutive common stock equivalents and shares assumed issued if convertible securities were converted. All prior period amounts have been restated accordingly.

    For all periods prior to the Company's initial public offering in 1995 (the "IPO"), common share amounts represent equivalent shares based on common stock and options issued within one year prior to the IPO, calculated using the treasury stock method. These amounts reflect the 2 for 1 stock split effected immediately prior to the IPO. Supplemental income per share before extraordinary item for the six months ended December 31, 1995 reflecting the impact of the IPO and related transactions was $0.57 per basic share and $0.56 per diluted share.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company determines the fair value of its financial instruments as follows:

        CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE--Carrying amounts approximate fair value because of the short maturities of these instruments.

        REVOLVING CREDIT FACILITIES AND TERM LOAN--Carrying amounts approximate fair value because their interest rates are based on variable reference rates.

        LONG-TERM DEBT (EXCLUDING REVOLVING CREDIT FACILITIES AND TERM
    LOAN)--The aggregate fair values at December 31, 1997 and 1996, based upon available market information, was approximately $353.5 million and $133.9 million, respectively.

        REDEEMABLE CONVERTIBLE PREFERRED SECURITIES--The fair value at December 31, 1997, based upon available market information, was approximately $118.2 million.

    CONCENTRATION OF CREDIT RISK--The Company provides services to a wide range of clients who operate in many industry sectors in varied geographic areas. The Company grants credit to all qualified clients and does not believe that it is exposed to undue concentration of credit risk to any significant degree.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EMPLOYEE STOCK OPTIONS--Options are generally granted with an exercise price equal to the market price on the grant date. In these instances, the Company does not recognize compensation expense for the issuance of stock options. The Company follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and continues to apply the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees".

    FOREIGN CURRENCY TRANSLATION--The Company translates the financial statements of foreign subsidiaries by recording assets and liabilities at exchange rates in effect at the balance sheet date and income statement accounts at average rates for the applicable periods. Translation gains and losses, recorded in Other Stockholders Equity, and transaction gains and losses, recorded in Other Expenses, were immaterial in 1997.

    NEW ACCOUNTING PRONOUNCEMENTS--The Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" for applicable transactions after December 31, 1996. Adoption of this statement did not have a material effect on the Company's operating results.

    In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which requires a statement of comprehensive income for fiscal years beginning after December 15, 1997. The Company will report such required information beginning with the first quarter of 1998.

    In 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which must be adopted by the end of 1998. SFAS No. 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which the Company operates and major customers. The Company will report the results of multiple segments as defined in this statement beginning with the first quarter of 1998.

    In 1997, the FASB also issued Statement of Opinion 97-2, "Software Revenue Recognition" ("SOP 97-2"), which is effective for fiscal years beginning after December 31, 1997. SOP 97-2 provides guidance on when revenue should be recognized for software products and related services. Adoption of this standard is not expected to have a material impact on the consolidated financial statements as the Company is currently in compliance with its provisions.

3. ACQUISITIONS

    On October 4, 1996, the Company completed its acquisition of Scanforms, Inc. ("Scanforms") in exchange for 1.5 million shares of common stock. This acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements include the results of Scanforms for all periods presented.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

3. ACQUISITIONS (CONTINUED)
    During 1995, 1996 and 1997, the Company completed the following acquisitions, all accounted for as purchases:

    - November 1995, the Company acquired Laser Tech Color, Inc. ("Laser Tech") for $21.1 million, including a note that converted into 281,000 shares of common stock in January 1996.

    - In March 1996, the Company acquired Webcraft, Inc. ("Webcraft") for $111.0 million in cash.

    - During the fourth quarter of 1996, the Company acquired all of the outstanding capital stock of PrintCo., Inc. ("PrintCo"), Pacific Color Connection, Inc. ("Pacific Color"), Designer Color Systems, Ltd. ("Designer Color") and Digital Dimensions, Inc. ("Digital Dimensions"). The aggregate purchase price was $57.5 million, including 500,000 shares of common stock.

    - In September 1997, the Company acquired Olwen Direct Mail, Ltd. ("Olwen"), the Company's first business outside the U.S. During October 1997, the Company acquired the assets of businesses operating as Riverside County Publishing Company ("RCPC"), the stock of Columbine JDS Systems, Inc. ("Columbine") and the assets of Gamma One, Inc. ("Gamma One"). The aggregate purchase price, including debt repaid and 1.0 million shares of common stock and options to purchase 396,000 shares of common stock (with a collective fair value of $27.3 million), was $290.0 million.

    - In November 1997, the Company acquired the assets of IMPCO Enterprises, Inc. ("IMPCO") and Broadcast Systems Software Limited ("BSS"). These transactions were not material to the assets or operations of the Company.

    Aggregate goodwill recorded in connection with these acquisitions was $167.2 million in 1997, $96.3 million in 1996 and $20.8 million in 1995. Amounts and allocations of costs recorded in 1997 may require adjustment based upon information coming to the attention of the Company that is not currently available.

    In connection with the Columbine acquisition, the Company recorded a $58.2 million write off of a portion of the purchase price, representing in-process technology costs. Subsequent to the acquisitions of Webcraft, PrintCo and Olwen, the Company repurchased substantially all of their respective outstanding debt which generated aggregate extraordinary losses of $0.3 million in 1997 and $2.1 million in 1996, net of income tax benefits.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

3. ACQUISITIONS (CONTINUED)
    The results of operations for all of these businesses are included in the consolidated financial statements from their respective dates of acquisition. The following supplemental unaudited pro forma information has been prepared as though the purchase acquisitions had occurred at January 1, 1996:

                                                                                   YEAR ENDED    YEAR ENDED
                                                                                  DECEMBER 31,  DECEMBER 31,
                                                                                      1997          1996
                                                                                  ------------  ------------
                                                                                  (IN THOUSANDS, EXCEPT PER
                                                                                        SHARE AMOUNTS)
Net sales.......................................................................   $1,596,812    $1,594,207(2)
Income before extraordinary item................................................       24,117(1)       8,337(2)
Net income......................................................................       10,654(1)       6,259(2)

Per share:
  Income before extraordinary item--basic.......................................   $     1.23(1)  $     0.42(2)
  Net income--basic.............................................................         0.54(1)        0.32(2)
  Income before extraordinary item--diluted.....................................         1.15(1)        0.41(2)
  Net income--diluted...........................................................         0.60(1)        0.31(2)

------------------------

(1) Excludes the in-process acquired technology write off related to the Columbine acquisition, $5.7 million of non-operational charges related to other 1997 acquisitions and $0.6 million of costs related to the Company's secondary stock offering (see Note 5).

(2) Excludes the operating results of, and the $14.7 million loss on the sale of, Webcraft Games (see Note 4), $1.5 million of Scanforms merger costs and $2.7 million of non-operational charges related to other 1996 acquisitions.

4. SALE OF WEBCRAFT GAMES, INC.

    In December 1996, Webcraft sold the stock of its lottery production division, Webcraft Games, Inc., for $6.7 million. A loss of $14.3 million was recorded in connection with the sale.

5. RECAPITALIZATIONS AND PUBLIC OFFERINGS

    On November 22, 1995, Press consummated an IPO of 6.7 million shares of its common stock ("Common Shares"), of which Press sold 5.5 million shares and existing stockholders sold 1.2 million shares. The net proceeds to Press of $80.4 million, together with borrowings under a credit agreement (see Note 9) were used to redeem a portion of previously outstanding debt, purchase all outstanding shares of a subsidiary's preferred stock and terminate interest rate swap agreements (see Note 9). The termination of the swap agreements and the early repayment of debt generated an extraordinary loss of $19.2 million (net of income tax benefit of $11.3 million).

    Simultaneous with the IPO, Press:

    - Converted all outstanding shares of previous classes of common stock (except for 869,000 shares of Class B common stock) to Common Shares,

    - Declared a 2 for 1 stock split (including Class B common stock) effected in the form of a stock dividend, and

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

5. RECAPITALIZATIONS AND PUBLIC OFFERINGS (CONTINUED)
    - Converted options to purchase shares of previous classes of common stock to options to purchase Common Shares.

    In addition, the put rights of the holders of vested Class C common stock expired.

    In June 1997, Press completed a secondary offering of its Common Shares in which 6.7 million shares were sold by shareholders and the remaining shares of Class B common stock were converted to Common Shares and sold in the offering. There were no proceeds to the Company as a result of the secondary offering and no change to the number of common shares outstanding.

6. ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following:

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1997          1996
                                                                   ------------  ------------
                                                                         (IN THOUSANDS)
Trade--billed....................................................   $  124,508    $   90,989
Trade--unbilled..................................................       22,630        13,786
Other receivables................................................        5,316         9,075
                                                                   ------------  ------------
                                                                       152,454       113,850
Allowance for doubtful accounts..................................      (12,342)       (8,580)
                                                                   ------------  ------------
                                                                    $  140,112    $  105,270
                                                                   ------------  ------------
                                                                   ------------  ------------

    In October 1996, the Company entered into a six-year agreement (the "A/R Securitization") under which it may sell interests in certain accounts receivable. The maximum amount to be sold is $150 million and the amount outstanding at any time depends upon the level of eligible receivables. The Company retains substantially the same risk of credit loss as if the receivables had not been sold and, accordingly, any allowance for doubtful accounts related to the receivables sold is retained. At December 31, 1997 and 1996, interests of $101.1 million and $79.8 million, respectively, had been sold under the A/R Securitization. These amounts are reflected as reductions of accounts receivable. Fees of this program vary based on a Eurodollar rate plus an average margin of 3/8% per year on the amount of interest sold. These fees, which were $6.2 million in 1997 and $5.3 million in 1996, are included in Other Expenses.

7. INVENTORIES

    Inventories consisted of the following:

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1997          1996
                                                                   ------------  ------------
                                                                         (IN THOUSANDS)
Paper............................................................   $   34,324    $   22,315
Ink and chemicals................................................        5,447         2,680
Other............................................................        6,739         5,131
                                                                   ------------  ------------
                                                                    $   46,510    $   30,126
                                                                   ------------  ------------
                                                                   ------------  ------------

8. PROPERTY, PLANT AND EQUIPMENT

    The components and useful lives of property, plant and equipment were:

                                                             ESTIMATED    DECEMBER     DECEMBER
                                                            USEFUL LIFE      31,          31,
                                                              (YEARS)       1997         1996
                                                            -----------  -----------  -----------
                                                                              (IN THOUSANDS)
Land......................................................                $   8,877    $   6,952
Machinery and equipment...................................     5 to 12      375,468      268,899
Buildings and leasehold improvements......................     3 to 40       73,807       62,104
Furniture and fixtures....................................     5 to 10       21,164        9,036
Vehicles..................................................      3 to 4        1,980        1,198
Construction in progress and deposits on equipment
  purchases...............................................                   20,519       36,230
                                                                         -----------  -----------
                                                                            501,815      384,419
Accumulated depreciation and amortization.................                 (134,939)     (87,993)
                                                                         -----------  -----------
                                                                          $ 366,876    $ 296,426
                                                                         -----------  -----------
                                                                         -----------  -----------

9. LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1997          1996
                                                                   ------------  ------------
                                                                         (IN THOUSANDS)
Revolving credit facilities......................................   $  236,352    $  227,365
8 7/8% Notes due 2007............................................      350,122
10 3/4% Notes and BFP Notes......................................                    125,166
Term loan........................................................                     74,250
Other notes......................................................        5,850         5,361
                                                                   ------------  ------------
                                                                       592,324       432,142
Current portion, included in other current liabilities...........       (2,279)       (1,376)
                                                                   ------------  ------------
                                                                    $  590,045    $  430,766
                                                                   ------------  ------------
                                                                   ------------  ------------

    In connection with acquisitions in 1993 and 1994, Press issued $150 million of 10 3/4% senior subordinated notes due 2003 (the "10 3/4% Notes"), $40 million of senior subordinated notes due 2003 (the "BFP Notes"), $15 million of 11% Debentures due 2005 (the "11% Debentures") and $76.5 million of 13 1/2% Notes due 2004 (the "13 1/2% Notes"). In connection with the IPO (see Note 5), the 11% Debentures, the 13 1/2% Notes and a portion of each of the 10 3/4% Notes and of the BFP Notes were repaid. In 1996, the Company amended its then existing $350 million revolving credit facility to add a $75 million term loan.

    During 1997, the Company refinanced its debt through the following actions:

    - In June, Press replaced the previous credit facility (including the term loan) with a new $475 million revolving credit facility maturing in 2002 (as amended to date, the "Credit Facility") with no repayment of principal until maturity. Interest is payable at Press' option either (a) at a base rate plus a margin of 0.00% to 0.75% or (b) at a Eurodollar-based rate plus a margin ranging from 0.50% to 1.75%. Replacement of the previous credit facility generated an extraordinary loss of $3.0 million, net of tax benefit.

    - Also in June, Press issued $250 million of 8 7/8% senior subordinated notes due 2007 (the "8 7/8% Notes") and used the proceeds to pay down amounts outstanding under the Credit Facility. Interest on the notes is payable semi-annually.

    - In connection with the issuance of the 8 7/8% Notes, Press commenced a tender offer for all of the remaining 10 3/4% Notes and BFP Notes and purchased substantially all of them for $137 million, funded through borrowings under the Credit Facility. Repurchase of these notes generated an extraordinary loss of $10.2 million, net of tax benefit.

    - In connection with the Olwen acquisition (see Note 3), a subsidiary of Press entered into a revolving credit facility (as amended to date, the "UK Credit Facility") providing for borrowings of up to L50 million (approximately $82 million at December 31, 1997). The UK Credit Facility expires in 1998, and Press intends to renew it or amend the Credit Facility to allow borrowings in foreign currencies.

    - In connection with the other 1997 acquisitions (see Note 3) Press issued an additional $100 million of 8 7/8% Notes at a premium and a subsidiary trust of Holdings issued $115 million of redeemable convertible preferred securities (see Note 15). The proceeds of these two offerings were used to pay down borrowings under the Credit Facility.

    Future minimum payments on long-term debt (excluding revolving credit facilities) are:

                                                                                 (IN THOUSANDS)
1998...........................................................................  $       2,279
1999...........................................................................          1,308
2000...........................................................................            560
2001...........................................................................            199
2002...........................................................................       --
Thereafter.....................................................................        351,626
                                                                                 -------------
                                                                                 $     355,972
                                                                                 -------------
                                                                                 -------------

    The Credit Facility and the 8 7/8% Notes contain certain customary covenants including, among other things, restrictions on dividends, investments and indebtedness and maintenance of specified levels of interest coverage and cash flows.

    At December 31, 1997, the weighted average interest rates on the Credit Facility and the UK Credit Facility were 7.31% and 8.67%, respectively. The weighted average interest rate on credit facilities outstanding at December 31, 1996 (including the term loan) was 7.51%.

10. LEASES

    Facilities and certain equipment are leased under agreements that expire at various dates through 2009. Rental expense under operating leases for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995, and the year ended June 30, 1995, was $33.5 million, $32.7 million, $17.1 million and $28.2 million, respectively.

    Minimum annual rentals under non-cancelable operating leases (net of subleases) were:

1998...........................................................   $  32,165
1999...........................................................      25,467
2000...........................................................      17,891
2001...........................................................      11,250
2002...........................................................       7,183
Thereafter.....................................................      19,358
                                                                 -----------
                                                                  $ 113,314
                                                                 -----------
                                                                 -----------

    Commitments under the lease agreements also extend in most instances to property taxes, insurance and maintenance and certain leases contain escalation clauses and extension options.

11. INCOME TAXES

    Income tax expense consisted of the following components:

                                                                                         SIX MONTHS
                                                            YEAR ENDED    YEAR ENDED        ENDED      YEAR ENDED
                                                           DECEMBER 31,  DECEMBER 31,   DECEMBER 31,    JUNE 30,
                                                               1997          1996           1995          1995
                                                           ------------  -------------  -------------  -----------
                                                                               (IN THOUSANDS)
Current:
  Federal................................................   $   11,284     $    (741)     $   4,642     $   8,561
  State and foreign......................................        5,224          (317)         1,556         3,667
                                                           ------------       ------         ------    -----------
                                                                16,508        (1,058)         6,198        12,228
                                                           ------------       ------         ------    -----------
Deferred:
  Federal................................................        4,733         8,938            123        (3,644)
  State and foreign......................................          704           403           (118)       (1,704)
                                                           ------------       ------         ------    -----------
                                                                 5,437         9,341              5        (5,348)
                                                           ------------       ------         ------    -----------
Total income tax expense.................................   $   21,945     $   8,283      $   6,203     $   6,880
                                                           ------------       ------         ------    -----------
                                                           ------------       ------         ------    -----------

    The Company's foreign pre-tax income was immaterial. No U.S. income taxes have been provided for unremitted earnings of foreign subsidiaries as the Company intends to reinvest those profits overseas.

    The following is a reconciliation of the U.S. statutory federal income tax rate to the Company's effective tax rates:

                                                                                            SIX MONTHS
                                                            YEAR ENDED     YEAR ENDED          ENDED        YEAR ENDED
                                                           DECEMBER 31,   DECEMBER 31,     DECEMBER 31,      JUNE 30,
                                                               1997           1996             1995            1995
                                                           ------------  ---------------  ---------------  -------------
                                                                         PERCENT OF PRE-TAX INCOME (LOSS)
Statutory income tax rate................................         35.0%          35.0%            35.0%           35.0%
Amortization and write off of goodwill...................        (19.7)          97.7              5.5            39.1
In-process acquired technology write off.................       (175.2)
Preferred dividends of a subsidiary......................                                          3.4            19.8
State income taxes, net of federal income tax benefits...        (24.8)          20.2              3.1            28.4
Original issue discount..................................                                          1.3             7.3
Non-deductible acquisition expenses......................                         9.7
Other non-deductible expenses............................         (4.1)           3.0              0.6             1.0
                                                           ------------         -----              ---           -----
Effective tax rate.......................................       (188.8)%        165.6%            48.9%          130.6%
                                                           ------------         -----              ---           -----
                                                           ------------         -----              ---           -----

    At December 31, 1997, alternative minimum tax credit carryforwards were $1.0 million, state investment tax credit carryforwards were $1.5 million (which expire in 2001), and federal net operating loss carryforwards were $25.3 million (which expire at various dates through 2010).

    The tax effects of significant items comprising deferred income taxes were:

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
                                                                                             (IN THOUSANDS)
Tax credit carryfoward...............................................................   $    3,132    $    7,158
Net operating loss carryforward......................................................        9,366        13,870
Allowance for doubtful accounts......................................................        5,121         3,869
Nonqualified benefit plan............................................................        4,017         3,515
Workers' compensation................................................................        3,323         3,737
Other deductible differences.........................................................       19,186        15,175
                                                                                       ------------  ------------
                                                                                            44,145        47,324
                                                                                       ------------  ------------
Depreciation.........................................................................      (47,663)      (34,936)
Other taxable differences............................................................                     (1,914)
                                                                                       ------------  ------------
                                                                                           (47,663)      (36,850)
                                                                                       ------------  ------------
Valuation allowance..................................................................       (6,261)       (6,261)
                                                                                       ------------  ------------
Net deferred income tax (liability) asset............................................   $   (9,779)   $    4,213
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    The valuation allowance was established primarily as a result of IRS limitations on the utilization of net operating loss carryforwards. The valuation allowance increased by $5.1 million in 1996 as a result of acquisitions.

12. COMMITMENTS AND CONTINGENCIES

    Certain claims, suits and allegations that arise in the ordinary course of business and certain environmental claims have been filed or are pending against the Company. Management believes that all such matters in the aggregate would not have a material effect on the Company's consolidated financial position or results of operations.

13. RETIREMENT PLANS

    PENSION PLANS--The Company maintains defined benefit pension plans covering substantially all the employees of Webcraft. Benefits are generally calculated according to benefit formulas based on age, total credited service and compensation or based on years of credited service multiplied by a specific dollar amount. The Company's policy is to fund the minimum required by the Employee Retirement Income Security Act and, therefore, the plans are not fully funded.

    SUPPLEMENTAL RETIREMENT PLAN--TC Advertising maintains a Supplemental Executive Retirement Plan to provide benefits to certain management and highly compensated employees. Benefits under this unfunded plan vest at 10% per year beginning with the participants' sixth year of service and are payable after age
65. Participants may elect early retirement benefits beginning at age 62 or after attaining 15 years of service and 55 years of age. The liability is accrued over the participants' estimated remaining periods of employment.

    Net periodic cost for the Webcraft and TC Advertising plans included the following components:

                                                                                           SIX MONTHS
                                                            YEAR ENDED     YEAR ENDED         ENDED        YEAR ENDED
                                                           DECEMBER 31,   DECEMBER 31,    DECEMBER 31,      JUNE 30,
                                                               1997           1996            1995            1995
                                                           -------------  -------------  ---------------  -------------
                                                                                  (IN THOUSANDS)
Service costs............................................    $   1,546      $     843       $     401       $     226
Interest cost............................................        1,819          1,260             199             352
Actual return on assets..................................       (2,489)          (376)
Net amortization and deferral............................        1,197           (460)
                                                                ------         ------           -----           -----
Net periodic cost........................................    $   2,073      $   1,267       $     600       $     578
                                                                ------         ------           -----           -----
                                                                ------         ------           -----           -----

    The funded status of the plans was as follows:

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
                                                                                             (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefit obligation..........................................................   $   22,514    $   21,126
  Nonvested benefit obligation.......................................................        1,946         1,497
                                                                                       ------------  ------------
  Accumulated benefit obligation.....................................................   $   24,460    $   22,623
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Projected benefit obligation.........................................................   $   29,074    $   23,524
Plan assets at fair value............................................................       17,134        13,214
                                                                                       ------------  ------------
Projected benefit obligation in excess of plan assets................................       11,940        10,310
Unrecognized prior service cost......................................................         (644)
Unrecognized (loss) gain.............................................................         (971)          792
                                                                                       ------------  ------------
Accrued benefit liability............................................................   $   10,325    $   11,102
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Assumptions:
  Weighted average discount rate.....................................................         7.00%    7.00-7.75%
  Expected return on plan assets.....................................................         9.00%         9.00%
  Annual compensation increase.......................................................    3.00-3.75%    3.00-3.75%

    Plan assets consist of a variety of investment funds holding diversified debt and equity securities.

    DEFERRED COMPENSATION--TC Advertising also maintains a Deferred Compensation Plan in which certain management, highly compensated employees and certain former employees may defer up to 100% of their total compensation through the date of their retirement. Long-term liabilities include $2.6 million and $2.1 million for deferred compensation as of December 31, 1997 and 1996, respectively.

    401(K) PLAN--The Company maintains 401(k) and other investment plans for eligible employees. The Company recorded $5.0 million, $3.1 million, $1.4 million and $2.4 million in expense for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and the year ended June 30, 1995, respectively.

14. EARNINGS PER SHARE

    For the years ended December 31, 1997, December 31, 1996 and June 30, 1995, the diluted loss per share equals the basic loss per share as the impact of common stock equivalents (in all periods) and the potential conversion of convertible securities (in 1997) would have been anti-dilutive.The following table illustrates the calculation of basic and diluted earnings per share for the six months ended December 31, 1995:

                                                                  INCOME     SHARES     PER SHARE
                                                                 ---------  ---------  -----------
                                                                       (IN THOUSANDS, EXCEPT
                                                                        PER SHARE AMOUNTS)
Basic earnings per share before extraordinary item.............  $   4,809     13,451   $    0.36
Effect of dilutive stock options...............................                   468
                                                                 ---------  ---------       -----
Diluted earnings per share before extraordinary item...........  $   4,809     13,919   $    0.35
                                                                 ---------  ---------       -----
                                                                 ---------  ---------       -----

15. REDEEMABLE CONVERTIBLE PREFERRED SECURITIES

    On October 20, 1997, Big Flower Trust I (the "Trust") issued $115 million of 30-year, 6% convertible Quarterly Income Preferred Securities ("QUIPS"). The Trust is a wholly-owned subsidiary of Holdings whose sole assets are $118.6 million aggregate principal amount of 6% Convertible Subordinated Debentures due 2027 (the "Debentures"), which were issued by Holdings. The QUIPS are non-voting securities, carry a liquidation value of $50 per security and are convertible into the Company's common stock at an initial rate of 1.7344 shares per security (equivalent to an initial conversion price of $28.83 per share). They are convertible at any time at the holders' option and are redeemable, at the Company's option, after three years, subject to certain conditions. No securities were converted in 1997.

    Holders of the QUIPS are entitled to preferential cumulative cash distributions from the Trust at an annual rate of 6% of the liquidation value, accruing from the original issue date and payable quarterly in arrears beginning January 15, 1998. The distribution rate and dates will correspond to the interest rate and payment dates for the Debentures. Holdings may defer interest payments on the Debentures for up to 20 consecutive quarters, but not beyond the maturity date of the Debentures. If interest payments on the Debentures are deferred, so are payments on the QUIPS. Under this circumstance, Holdings will not be able to declare or pay any cash distributions with respect to its capital stock or other debt ranking on par with or junior to the Debentures.

    Holdings has executed a guarantee with regard to payment of the QUIPS to the extent that the Trust has sufficient funds to make the required payments. This guarantee is not a guarantee of collection by QUIPS holders.

    Separate financial statements of the Trust are not presented because the Trust has no independent operations and because of the Company's guarantee described above.

16. STOCKHOLDERS' EQUITY

    COMMON STOCK--During 1997, the Company repurchased 284,000 shares of common stock and cancelled the shares. Also during 1997, the Company issued 1.0 million new common shares in connection with acquisitions (see Note 3).

    PREFERRED STOCK--The Company has authorized 10 million shares of preferred stock, none of which have been issued. Of the shares authorized, 250,000 have been designated as Series A Junior Preferred Stock.

    RIGHTS--The Company has distributed a preferred stock purchase right (a "Right") for each outstanding share of common stock. Each Right entitles the holder to purchase from the Company a unit consisting of 1/100 share of Series A Junior Preferred Stock at an exercise price of $55 per unit in an event that certain entities acquire a required percentage of the Company's outstanding stock.

17. STOCK AWARD AND INCENTIVE PLAN

    The Big Flower Holdings, Inc. Restated 1993 Stock Award and Incentive Plan (the "1993 Stock Plan") authorized grants of common stock and options to purchase shares of common stock. Options under the 1993 Stock Plan generally expire in ten years, and become exercisable at varying times. Under the 1993 Stock Plan, as amended in 1997, 5,484,000 shares of common stock are authorized for issuance and 1,488,000 were available for issuance at December 31, 1997.

    In connection with the acquisition of Columbine (see Note 3), 396,000 options were issued at an exercise price equal to one-half the market value of the Company's stock on the date of grant. The excess of the market value over the exercise price was credited to additional paid-in capital and recorded as a component of the acquisition cost.

    Information concerning options outstanding at December 31, 1997 is as follows:

                                                                          WEIGHTED     WEIGHTED                  WEIGHTED
                                                            OPTIONS       AVERAGE      AVERAGE      OPTIONS      AVERAGE
                        RANGE OF                          OUTSTANDING    REMAINING     EXERCISE   EXERCISABLE    EXERCISE
                    EXERCISE PRICES                       (THOUSANDS)   TERM (YEARS)    PRICE     (THOUSANDS)     PRICE
--------------------------------------------------------  -----------   ------------   --------   ------------   --------
$ 0.68- 3.82............................................       498          6.1         $2.70          395        $ 2.61
$11.00-16.00............................................     1,080          7.7         13.03          741         12.74
$18.00-22.75............................................     1,362          9.3         19.16           21         20.13
                                                             -----                                   -----
                                                             2,940                                   1,157
                                                             -----                                   -----
                                                             -----                                   -----

    Transactions under the 1993 Stock Plan were as follows:

                                                                                   NUMBER
                                                                                  OF SHARES    WEIGHTED AVERAGE
                                                                                 (THOUSANDS)    EXERCISE PRICE
                                                                                -------------  -----------------
Outstanding at July 1, 1994...................................................          236        $    4.66
Granted.......................................................................           71             7.46
Expired or canceled...........................................................          (26)            5.29
                                                                                      -----
Outstanding at June 30, 1995..................................................          281             5.29
Granted.......................................................................          300            16.00
Stock split...................................................................          281
                                                                                      -----
Outstanding at December 31, 1995..............................................          862             7.30
Granted.......................................................................          507            10.59
Exercised.....................................................................           (1)            2.33
Expired or canceled...........................................................           (5)           12.63
                                                                                      -----
Outstanding at December 31, 1996..............................................        1,363             8.51
Granted.......................................................................        1,780            17.34
Exercised.....................................................................         (132)            2.47
Expired or canceled...........................................................          (71)            8.92
                                                                                      -----
Outstanding at December 31, 1997..............................................        2,940        $   14.12
                                                                                      -----           ------
                                                                                      -----           ------
Exercisable at December 31, 1997..............................................        1,157        $    9.41
                                                                                      -----           ------
                                                                                      -----           ------

    Pro forma results of the Company's operations reflecting compensation cost for the fair value of option awards in 1997 and 1996 were:

                                                                    YEAR ENDED    YEAR ENDED
                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1997          1996
                                                                   ------------  ------------
                                                                     (IN THOUSANDS, EXCEPT
                                                                       PER SHARE AMOUNTS)
Net loss
  As reported....................................................   $  (47,034)   $   (5,363)
  Pro forma......................................................      (53,289)       (6,521)
Net loss per share--basic and diluted
  As reported....................................................   $    (2.51)   $    (0.30)
  Pro forma......................................................        (2.85)        (0.36)

    No pro forma adjustment to the Company's net income is required for 1995. The weighted average fair value per option at the date of grant for options granted in 1997 and 1996 (excluding options issued for the Columbine acquisition) was $12.14 and $8.35, respectively. The fair value per option issued in connection with the Columbine acquisition in 1997 was $15.84.

    The fair value of options granted during 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                               1997       1996
                                                                             ---------  ---------
Expected volatility........................................................      41.23%     52.36%
Risk-free interest rate....................................................       6.56%      6.50%
Dividend yield.............................................................       0.00%      0.00%
Expected option life (years)...............................................         10         10

18. QUARTERLY FINANCIAL INFORMATION--UNAUDITED

    Summarized quarterly financial information is as follows:

                                                                FIRST           SECOND           THIRD            FOURTH
                                                               QUARTER          QUARTER         QUARTER          QUARTER
                                                              ----------       ---------       ----------       ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1997
Net sales...................................................  $  297,501       $ 316,838       $  341,579       $  420,788
Income (loss) before income taxes...........................       3,296           8,384(1)        11,915(2)       (35,221)(3)
Income (loss) before extraordinary item.....................       1,681           4,393(1)         6,060(2)       (45,705)(3)
Extraordinary item, net.....................................                      (2,959)         (10,504)
Net income (loss)...........................................       1,681           1,434(1)        (4,444)(2)      (45,705)(3)
Per share--basic
  Income (loss) before extraordinary item...................        0.09            0.24(1)          0.33(2)         (2.38)(3)
  Extraordinary item, net...................................                       (0.16)           (0.57)
  Net income (loss).........................................        0.09            0.08(1)         (0.24)(2)        (2.38)(3)
Per share--diluted
  Income (loss) before extraordinary item...................        0.09            0.23(1)          0.31(2)         (2.38)(3)
  Extraordinary item, net...................................                       (0.16)           (0.54)
  Net income (loss).........................................        0.09            0.07(1)         (0.23)(2)        (2.38)(3)

YEAR ENDED DECEMBER 31, 1996
Net sales...................................................  $  229,128       $ 301,910       $  313,248       $  357,574
Income (loss) before income taxes...........................      (9,046)(4)       4,811(5)         7,204(4)(5)      2,029(6)
Income (loss) before extraordinary item.....................      (4,423)(4)       2,556(5)         3,035(4)(5)     (4,453)(6)
Extraordinary item, net.....................................      (1,892)                                             (186)
Net income (loss)...........................................      (6,315)(4)       2,556(5)         3,035(4)(5)     (4,639)(6)
Per share--basic
  Income (loss) before extraordinary item...................       (0.25)(4)        0.14(5)          0.17(4)(5)      (0.25)(6)
  Extraordinary item, net...................................       (0.10)                                            (0.01)
  Net income (loss).........................................       (0.35)(4)        0.14(5)          0.17(4)(5)      (0.26)(6)
Per share--diluted
  Income (loss) before extraordinary item...................       (0.25)(4)        0.14(5)          0.16(4)(5)      (0.25)(6)
  Extraordinary item, net...................................       (0.10)                                            (0.01)
  Net income (loss).........................................       (0.35)(4)        0.14(5)          0.16(4)(5)      (0.26)(6)

------------------------------
(1) Includes $0.6 million of costs related to the Company's secondary stock offering (see Note 5).

(2) Includes $3.2 million of costs related to the Olwen acquisition (see Note
    3).

(3) Includes $58.2 million in-process acquired technology write off related to the Columbine acquisition and $2.5 million of costs related to other acquisitions (see Note 3).

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(FOOTNOTES CONTINUED FROM PRECEDING PAGE)

(4) Includes financing costs related to the Webcraft acquisition of $5.0 million and $0.2 million in the first and third quarters, respectively (see Note 3).

(5) Includes Scanforms merger costs of $0.1 million and $0.4 million in the second and third quarters, respectively (see Note 3).

(6) Includes $2.7 million of costs related to acquisitions and $0.9 million of Scanforms merger costs (see Note 3) and $14.3 million loss on the sale of Webcraft Games (see Note 4).

19. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information is as follows:

                                                                                        SIX MONTHS
                                                            YEAR ENDED    YEAR ENDED      ENDED      YEAR ENDED
                                                           DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   JUNE 30,
                                                               1997          1996          1995         1995
                                                           ------------  ------------  ------------  -----------
                                                                              (IN THOUSANDS)
Interest paid............................................   $   34,744    $   34,835    $   23,343    $  26,893
Income taxes paid........................................   $    6,766    $   10,494    $    7,098    $   9,261
Non-cash investing and financing activities:
  Cash paid for acquisitions.............................   $  245,134    $  158,605    $    3,000
  Fair value of common stock and options issued..........       27,257         9,045
  Notes issued...........................................                      2,000        18,119
  Assets acquired........................................      347,558       367,993        35,078
                                                           ------------  ------------  ------------
  Liabilities assumed....................................   $   75,167    $  198,343    $   13,959
                                                           ------------  ------------  ------------
                                                           ------------  ------------  ------------
  Conversion of note payable into common stock...........                 $    4,500
                                                                         ------------
                                                                         ------------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Big Flower Press Holdings, Inc.:

    We have audited the accompanying consolidated balance sheet of Big Flower Press Holdings, Inc. and subsidiaries ("the Company") as of December 31, 1997 and the related consolidated statements of operations and accumulated deficit and cash flows for the year then ended. Our audit also included the consolidated financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
New York, New York
February 9, 1998

                         INDEPENDENT AUDITORS' CONSENT
            TO INCORPORATION BY REFERENCE IN REGISTRATION STATEMENTS
                              ON FORMS S-8 AND S-4

    We consent to the incorporation by reference in Big Flower Press Holdings, Inc.'s Registration Statement Nos. 333-2152 and 333-14637 on Form S-8 and Registration Statement Nos. 333-32141 and 333-42745 on Form S-4 of our report dated February 9, 1998 appearing on page F-23 of the Annual Report on Form 10-K for the year ended December 31, 1997.

DELOITTE & TOUCHE LLP
New York, New York
March 26, 1998

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  IN THOUSANDS

                                                                                                      DECEMBER 31,
                                                                                                          1997
                                                                                                      ------------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents.........................................................................   $    5,307
  Accounts receivable, net..........................................................................      140,112
  Inventories.......................................................................................       46,510
  Prepaid expenses and other current assets.........................................................        4,625
  Deferred income taxes and income tax receivable...................................................       19,827
                                                                                                      ------------
    Total current assets............................................................................      216,381
Property, plant and equipment, net..................................................................      366,876
Goodwill, net of accumulated amortization of $25,413................................................      415,601
Other assets, net...................................................................................       55,410
                                                                                                      ------------
    Total Assets....................................................................................   $1,054,268
                                                                                                      ------------
                                                                                                      ------------

                                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable..................................................................................   $  133,648
  Compensation and benefits payable.................................................................       45,281
  Accrued interest..................................................................................       13,775
  Other current liabilities.........................................................................       40,196
                                                                                                      ------------
    Total current liabilities.......................................................................      232,900
Due to parent.......................................................................................        3,466
Long-term debt, net of current portion..............................................................      590,045
Deferred income taxes...............................................................................       27,811
Other long-term liabilities.........................................................................       20,804
                                                                                                      ------------
    Total liabilities...............................................................................      875,026
                                                                                                      ------------
Stockholder's equity:
  Accumulated deficit...............................................................................      (67,643)
  Other.............................................................................................      246,885
                                                                                                      ------------
    Total stockholder's equity......................................................................      179,242
                                                                                                      ------------
    Total liabilities and stockholder's equity......................................................   $1,054,268
                                                                                                      ------------
                                                                                                      ------------

  See Notes to Consolidated Financial Statements of Big Flower Press Holdings,
                             Inc. and subsidiaries.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                  IN THOUSANDS

                                                                                                       YEAR ENDED
                                                                                                      DECEMBER 31,
                                                                                                          1997
                                                                                                      ------------
Net sales...........................................................................................   $1,376,706
Operating expenses:
  Costs of production...............................................................................    1,072,296
  Selling, general and administrative...............................................................      140,394
  Depreciation......................................................................................       49,222
  Amortization of intangibles.......................................................................       18,100
                                                                                                      ------------
                                                                                                        1,280,012
                                                                                                      ------------
Operating income....................................................................................       96,694
                                                                                                      ------------
Other expenses (income):
  Interest expense..................................................................................       40,380
  Amortization of deferred financing costs..........................................................        1,660
  Interest income...................................................................................         (349)
  In-process acquired technology write off..........................................................       58,192
  Other, net........................................................................................        7,141
                                                                                                      ------------
                                                                                                          107,024
                                                                                                      ------------
Loss before income taxes and extraordinary item.....................................................      (10,330)
Income tax expense..................................................................................       22,336
                                                                                                      ------------
Loss before extraordinary item......................................................................      (32,666)
Extraordinary item, net of income tax benefit of $8,800.............................................      (13,463)
                                                                                                      ------------
Net loss............................................................................................      (46,129)
Accumulated deficit at beginning of year............................................................      (21,514)
                                                                                                      ------------
Accumulated deficit at end of year..................................................................   $  (67,643)
                                                                                                      ------------
                                                                                                      ------------

  See Notes to Consolidated Financial Statements of Big Flower Press Holdings,
                             Inc. and subsidiaries.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  IN THOUSANDS

                                                                                                       YEAR ENDED
                                                                                                      DECEMBER 31,
                                                                                                          1997
                                                                                                      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................................................................   $  (46,129)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    In-process acquired technology write off........................................................       58,192
    Extraordinary item, net.........................................................................       13,463
    Depreciation and amortization...................................................................       67,322
    Deferred income taxes...........................................................................        4,866
    Other...........................................................................................        9,095
    Changes in operating assets and liabilities (excluding effect of acquisitions):
      Increase in accounts receivable...............................................................       (3,343)
      Increase in inventories.......................................................................       (5,905)
      Increase in prepaid expenses and other assets.................................................       (1,317)
      Increase in accounts payable and other liabilities............................................       21,844
                                                                                                      ------------
Net cash provided by operating activities...........................................................      118,088
                                                                                                      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash acquired...................................................     (242,233)
  Capital expenditures..............................................................................      (74,045)
  Proceeds from sale of property, plant and equipment...............................................          344
  Software development costs capitalized............................................................         (667)
                                                                                                      ------------
Net cash used in investing activities...............................................................     (316,601)
                                                                                                      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..........................................................      350,125
  Repayments of long-term debt......................................................................     (239,257)
  Capital contribution by parent....................................................................      111,148
  Net borrowings under lines of credit..............................................................        8,177
  Decrease in cash overdraft........................................................................      (14,650)
  Deferred financing costs..........................................................................      (12,233)
  Proceeds from issuance of common stock............................................................          574
  Repurchase of common stock........................................................................       (4,264)
                                                                                                      ------------
Net cash provided by financing activities...........................................................      199,620
                                                                                                      ------------
Net increase in cash and cash equivalents...........................................................        1,107
                                                                                                      ------------
Cash and cash equivalents at beginning of year......................................................        4,200
                                                                                                      ------------
Cash and cash equivalents at end of year............................................................   $    5,307
                                                                                                      ------------
                                                                                                      ------------

  See Notes to Consolidated Financial Statements of Big Flower Press Holdings,
                             Inc. and subsidiaries.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    Prior to the formation of Big Flower Holdings, Inc. and the related reorganization on October 17, 1997 (see Note 1 to the Company's Consolidated Financial Statements), the consolidated financial statements of the Company represented the accounts of Press and its subsidiaries. Information in the Notes to the Company's consolidated financial statements for periods prior to the reorganization represent that of Press and its subsidiaries. Separate footnotes are not provided for the December 31, 1997 financial statements as the information in Notes 1-13 and 16-19 to the Company's consolidated financial statements is substantially equivalent to that required for the consolidated financial statements of Press and its subsidiaries. Earnings per share data is not provided as Press is a wholly-owned subsidiary of Holdings.

2. CAPITAL CONTRIBUTIONS

    In October 1997, in connection with acquisitions and the issuance of redeemable convertible preferred securities, Holdings contributed $111.1 million of cash to Press. The proceeds of this contribution were used to repay borrowings under Press' revolving credit facility.

    Also in October 1997, Holdings contributed its investment in Columbine to Press at the fair value of the common stock and stock options issued for the Columbine acquisition ($21.3 million).

                           BIG FLOWER HOLDINGS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEET
                                  IN THOUSANDS

                                                                                                      DECEMBER 31,
                                                                                                          1997
                                                                                                      ------------
                                                      ASSETS

Investments in and advances to subsidiaries.........................................................   $  185,653
Other assets........................................................................................        4,779
                                                                                                      ------------
      Total Assets..................................................................................   $  190,432
                                                                                                      ------------
                                                                                                      ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Long-term debt......................................................................................   $  118,600
                                                                                                      ------------

Stockholders' equity:
  Common stock......................................................................................          195
  Additional paid-in capital........................................................................      140,798
  Accumulated deficit...............................................................................      (68,548)
  Other.............................................................................................         (613)
                                                                                                      ------------
    Total stockholders' equity......................................................................       71,832
                                                                                                      ------------
      Total Liabilities and Stockholders' Equity....................................................   $  190,432
                                                                                                      ------------
                                                                                                      ------------

                 See Notes to condensed financial information.

                           BIG FLOWER HOLDINGS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

           CONDENSED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                  IN THOUSANDS

                                                                                                      PERIOD ENDED
                                                                                                      DECEMBER 31,
                                                                                                          1997
                                                                                                      ------------
Interest expense, net...............................................................................   $    1,296
Preferred dividends of a subsidiary trust...........................................................        1,340
                                                                                                      ------------
Loss before income taxes and extraordinary item.....................................................       (2,636)
Income tax benefit..................................................................................         (391)
                                                                                                      ------------
                                                                                                           (2,245)
Equity in loss of subsidiaries......................................................................      (31,326)
                                                                                                      ------------
Loss before extraordinary item......................................................................      (33,571)
Extraordinary item, net.............................................................................      (13,463)
                                                                                                      ------------
Net loss............................................................................................      (47,034)
Accumulated deficit at beginning of period..........................................................      (21,514)
                                                                                                      ------------
Accumulated deficit at end of period................................................................   $  (68,548)
                                                                                                      ------------
                                                                                                      ------------

                 See Notes to condensed financial information.

                           BIG FLOWER HOLDINGS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENT OF CASH FLOWS

                                  IN THOUSANDS

                                                                                                      PERIOD ENDED
                                                                                                      DECEMBER 31,
                                                                                                          1997
                                                                                                      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................................................................   $  (47,034)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Equity in loss of subsidiaries..................................................................       31,326
    Extraordinary item, net.........................................................................       13,463
    Preferred dividends of a subsidiary trust.......................................................        1,340
    Noncash interest expense........................................................................        1,344
    Accounts receivable/payable--affiliate..........................................................        2,472
    Other, net......................................................................................         (353)
                                                                                                      ------------
Net cash flows provided by operating activities.....................................................        2,558
                                                                                                      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in subsidiary..........................................................................     (111,148)
                                                                                                      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..........................................................      115,000
  Proceeds from issuance of common stock............................................................          121
  Repurchase of common stock........................................................................       (1,716)
  Deferred financing costs..........................................................................       (4,815)
                                                                                                      ------------
Net cash flows provided by financing activities.....................................................      108,590
                                                                                                      ------------

Net change in cash and cash equivalents.............................................................       --
                                                                                                      ------------

Cash and cash equivalents at beginning of period....................................................       --
                                                                                                      ------------
Cash and cash equivalents at end of period..........................................................       --
                                                                                                      ------------
                                                                                                      ------------

                 See Notes to condensed financial information.

                           BIG FLOWER HOLDINGS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL INFORMATION

1. LONG-TERM DEBT

    See Note 9 to the consolidated financial statements for details of long-term debt.

2. INVESTMENTS IN SUBSIDIARIES

    The Company accounts for the investments in its subsidiaries using the equity method.

                        BIG FLOWER PRESS HOLDINGS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                                  IN THOUSANDS

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents..........................................................   $      132    $       10
  Prepaid expenses and other current assets..........................................          671            98
                                                                                       ------------  ------------
      Total current assets...........................................................          803           108
Investments in and advances to subsidiaries..........................................      723,053       222,626
Property, plant and equipement, net..................................................        1,209
Deferred income taxes................................................................          445           196
Other assets.........................................................................       11,906         5,762
                                                                                       ------------  ------------
      Total Assets...................................................................   $  737,416    $  228,692
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accrued expenses and other current liabilities.....................................   $    8,526    $    6,207
Long-term debt, net of current portion...............................................      548,989       125,166
Stockholder's equity:
  Accumulated deficit................................................................      (67,643)      (21,514)
  Other..............................................................................      247,544       118,833
                                                                                       ------------  ------------
  Total stockholder's equity.........................................................      179,901        97,319
                                                                                       ------------  ------------
      Total Liabilities and Stockholder's Equity.....................................   $  737,416    $  228,692
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                 See Notes to condensed financial information.

                        BIG FLOWER PRESS HOLDINGS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                  IN THOUSANDS

                                                                                        SIX MONTHS
                                                            YEAR ENDED    YEAR ENDED      ENDED      YEAR ENDED
                                                           DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   JUNE 30,
                                                               1997          1996          1995         1995
                                                           ------------  ------------  ------------  -----------
Selling, general and administrative expense..............   $   14,006    $    8,107    $      938    $     602
Interest expense, net....................................       17,466         6,129        10,335        7,957
Depreciation and amortization............................          243
Other expenses, net......................................          548
Preferred dividends of a subsidiary......................                                    1,068
                                                           ------------  ------------  ------------  -----------
Loss before income taxes and extraordinary item..........      (32,263)      (14,236)      (12,341)      (8,559)
Income tax benefit.......................................       15,320         7,081         3,943        2,891
                                                           ------------  ------------  ------------  -----------
                                                               (16,943)       (7,155)       (8,398)      (5,668)

Equity in (loss) income of subsidiaries..................      (15,723)        3,870        14,889        4,056
                                                           ------------  ------------  ------------  -----------
(Loss) income before extraordinary item..................      (32,666)       (3,285)        6,491       (1,612)
Extraordinary item, net..................................      (13,463)       (2,078)      (19,248)
                                                           ------------  ------------  ------------  -----------

Net loss.................................................      (46,129)       (5,363)      (12,757)      (1,612)
Accumulated deficit at beginning of period...............      (21,514)      (16,151)       (3,394)      (1,782)
                                                           ------------  ------------  ------------  -----------
Accumulated deficit at end of period.....................   $  (67,643)   $  (21,514)   $  (16,151)   $  (3,394)
                                                           ------------  ------------  ------------  -----------
                                                           ------------  ------------  ------------  -----------

                 See Notes to condensed financial information.

                        BIG FLOWER PRESS HOLDINGS, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  IN THOUSANDS

                                                                                        SIX MONTHS
                                                            YEAR ENDED    YEAR ENDED      ENDED      YEAR ENDED
                                                           DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   JUNE 30,
                                                               1997          1996          1995         1995
                                                           ------------  ------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................   $  (46,129)   $   (5,363)   $  (12,757)   $  (1,612)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Equity in loss (income) of subsidiaries..............       15,723        (3,870)      (14,889)      (4,056)
    Extraordinary item, net..............................       13,463         2,078        19,248
    Noncash interest expense.............................        1,111           758         3,603        7,595
    Preferred dividends of a subsidiary..................                                    1,068
    Depreciation and amortization........................          243
    Deferred income taxes................................         (452)          161          (678)      (2,269)
    Accounts receivable/payable--affiliate...............                      3,730        (2,063)         352
    Other, net...........................................        1,198           (11)         (201)          14
                                                           ------------  ------------  ------------  -----------
Net cash (used in) provided by operating activities......      (14,843)       (2,517)       (6,669)          24
                                                           ------------  ------------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in and advances to subsidiaries............     (491,436)                     (3,000)
  Capital expenditures...................................         (274)
  Distributions from subsidiaries........................                      1,325       101,595
                                                           ------------  ------------  ------------
Net cash (used in) provided by investing activities......     (491,710)        1,325        98,595
                                                           ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt...............      350,125
  Repayment of long-term debt............................     (125,166)                   (146,721)
  Capital contribution by parent.........................      111,148
  Net borrowings under lines of credit...................      186,793
  Proceeds from issuance of common stock.................          270                      80,250          733
  Repurchase of common stock.............................       (4,264)                                    (772)
  Purchase of redeemable preferred stock.................                                  (22,107)
  Deferred financing costs...............................      (12,231)                     (2,220)        (102)
                                                           ------------                ------------  -----------
Net cash provided by (used in) financing activities......      506,675                     (90,798)        (141)
                                                           ------------                ------------  -----------
Net increase (decrease) in cash and cash equivalents.....          122        (1,192)        1,128         (117)
                                                           ------------  ------------  ------------  -----------
Cash and cash equivalents at beginning of period.........           10         1,202            74          191
                                                           ------------  ------------  ------------  -----------
Cash and cash equivalents at end of period...............   $      132    $       10    $    1,202    $      74
                                                           ------------  ------------  ------------  -----------
                                                           ------------  ------------  ------------  -----------

                 See Notes to condensed financial information.

                        BIG FLOWER PRESS HOLDINGS, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL INFORMATION

1. LONG-TERM DEBT

    See Note 9 to the consolidated financial statements for details of long-term debt.

2. INVESTMENTS IN SUBSIDIARIES

    The Company accounts for the investments in its subsidiaries using the equity method.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                  IN THOUSANDS

                                                          BALANCE AT   CHARGED TO   WRITE OFFS                  BALANCE
                                                           BEGINNING    COSTS AND     NET OF                    AT END
                                                           OF PERIOD    EXPENSES    RECOVERIES    OTHER (A)    OF PERIOD
                                                          -----------  -----------  -----------  -----------  -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended June 30, 1995................................   $   5,674    $   1,702    $  (1,633)                $   5,743
Six months ended December 31, 1995......................       5,743        2,538         (777)   $     264        7,768
Year ended December 31, 1996............................       7,768          658       (1,619)       1,773        8,580
Year ended December 31, 1997............................       8,580        1,371       (1,208)       3,599       12,342

------------------------

(a) Amounts related to acquired companies as of the respective dates of acquisition.