Form 10-K/A
period 1997-12-31
BIG FLOWER HOLDINGS INC/; BIG FLOWER PRESS HOLDINGS INC /PRED/
filed 1998-06-29
CIK 1048662, 924146

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                          -------------------------

                                 FORM 10-K/A

                    AMENDMENT TO FORM 10-K ANNUAL REPORT

                  Filed pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          -------------------------

                       Commission File Number 0-29474
                          BIG FLOWER HOLDINGS, INC.

                          -------------------------

                       Commission File Number 1-14084
                       BIG FLOWER PRESS HOLDINGS, INC.

               Delaware                           13-397-1556
               Delaware                           13-376-8322
       (State of Incorporation)                   (I.R.S. Employer
                                                  Identification Nos.)


                             3 East 54th Street
                             New York, NY 10022
                               (212) 521-1600
  (Address and telephone number of Registrants' Principal Excutive Offices)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of May 31, 1998, there were approximately 19,723,000 shares of Big Flower Holdings Inc.'s common stock, par value $0.01 per share, outstanding. There is no market for the capital stock of Big Flower Press Holdings, Inc., all outstanding shares of which are owned by Big Flower Holdings, Inc.

================================================================================

The undersigned registrants hereby amend the following items, financial statements, exhibits or other portions of their annual report on Form 10-K for the fiscal year ended December 31, 1997 as set forth below:

1. Add Exhibit 99 as follows:


EXHIBIT
NUMBER                        DESCRIPTION

99            Financial statements and exhibits required by              *
              Form 11-K Annual Report pursuant to Section
              15(d) of the Securities Exchange Act of 1934 for the Big Flower Holdings, Inc. and
              Subsidiaries Savings Plus 401(k) Plan



              ------------------------------
              * being filed herewith

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BIG FLOWER HOLDINGS, INC.


                                          /s/ Richard L. Ritchie
                                          ----------------------
                                          Richard L. Ritchie
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)


DATE:    June 29, 1998


                                          BIG FLOWER PRESS HOLDINGS, INC.


                                          /s/ Richard L. Ritchie
                                          ----------------------
                                          Richard L. Ritchie
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)


DATE:    June 29, 1998