Form 10-Q
period 1998-06-30
BIG FLOWER HOLDINGS INC/; BIG FLOWER PRESS HOLDINGS INC /PRED/
filed 1998-08-14
CIK 1048662, 924146

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

                         Commission File Number 0-29474
                           BIG FLOWER HOLDINGS, INC.

                         Commission File Number 1-14084
                        BIG FLOWER PRESS HOLDINGS, INC.

          (Exact Names of Registrants as Specified in Their Charters)

     DELAWARE            13-397-1556
     DELAWARE            13-376-8322
                      (I.R.S. Employer
                       Identification
                            Nos.)
     (State of
  incorporation)

                              3 East 54(th) Street
                            New York, New York 10022
                                 (212) 521-1600
   (Address and telephone number of Registrants' Principal Executive Offices)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of July 31, 1998, there were approximately 19,800,000 shares of Big Flower Holdings, Inc.'s common stock, par value $0.01 per share, outstanding. There is no market for the common stock of Big Flower Press Holdings, Inc., all outstanding shares of which are owned by Big Flower Holdings, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
                                                     ASSETS
Current Assets:
  Cash and cash equivalents..........................................................  $      4,761   $    5,307
  Accounts receivable, net of allowance for doubtful accounts of $10,605 and
    $12,342..........................................................................       157,347      140,112
  Inventories........................................................................        53,779       46,510
  Deferred income taxes and income tax receivable....................................        19,805       19,827
  Prepaid expenses and other current assets..........................................         8,041        4,625
                                                                                       ------------  ------------
      Total current assets...........................................................       243,733      216,381
Property, plant and equipment, net...................................................       425,778      384,848
Goodwill, net........................................................................       465,187      415,601
Intangibles and other assets, net....................................................        70,482       42,217
                                                                                       ------------  ------------
      Total Assets...................................................................  $  1,205,180   $1,059,047
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                             LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable...................................................................  $    122,305   $  133,648
  Compensation and benefits payable..................................................        42,837       45,281
  Accrued interest...................................................................        16,035       13,775
  Other current liabilities..........................................................        50,255       41,145
                                                                                       ------------  ------------
      Total current liabilities......................................................       231,432      233,849
Long-term debt, net of current portion...............................................       717,238      590,045
Deferred income taxes................................................................        33,823       27,811
Other long-term liabilities..........................................................        20,555       20,804
                                                                                       ------------  ------------
      Total liabilities..............................................................     1,003,048      872,509
                                                                                       ------------  ------------
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust whose sole assets are the convertible subordinated debentures of
  Big Flower Holdings, Inc...........................................................       115,000      115,000
                                                                                       ------------  ------------
Stockholders' equity:
  Preferred stock....................................................................
  Common stock.......................................................................           197          195
  Additional paid-in capital.........................................................       146,982      140,798
  Accumulated deficit................................................................       (59,157)     (68,548)
  Other..............................................................................          (890)        (907)
                                                                                       ------------  ------------
      Total stockholders' equity.....................................................        87,132       71,538
                                                                                       ------------  ------------
      Total Liabilities and Equity...................................................  $  1,205,180   $1,059,047
                                                                                       ------------  ------------
                                                                                       ------------  ------------

           See notes to condensed consolidated financial statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Net sales.................................................................................  $  412,870  $  316,838
                                                                                            ----------  ----------
Operating expenses:
  Costs of production.....................................................................     309,813     248,909
  Selling, general and administrative.....................................................      49,616      31,952
  Depreciation............................................................................      15,499      11,571
  Amortization of intangibles.............................................................       6,175       4,187
                                                                                            ----------  ----------
                                                                                               381,103     296,619
                                                                                            ----------  ----------
Operating income..........................................................................      31,767      20,219
                                                                                            ----------  ----------
Other expenses (income):
  Interest expense........................................................................      13,518       9,794
  Amortization of deferred financing costs................................................         426         417
  Interest income.........................................................................         (80)       (102)
  Preferred dividends of a subsidiary trust...............................................       1,725
  Other, net..............................................................................         798       1,726
                                                                                            ----------  ----------
                                                                                                16,387      11,835
                                                                                            ----------  ----------
Income before income taxes................................................................      15,380       8,384
Income tax expense........................................................................       7,074       3,991
                                                                                            ----------  ----------
Income before extraordinary item..........................................................       8,306       4,393
Extraordinary item, net...................................................................                  (2,959)
                                                                                            ----------  ----------
Net income................................................................................  $    8,306  $    1,434
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Earnings per share:
  Basic:
    Income before extraordinary item......................................................  $     0.42  $     0.24
    Extraordinary item, net...............................................................                   (0.16)
                                                                                            ----------  ----------
    Net income............................................................................  $     0.42  $     0.08
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted:
    Income before extraordinary item......................................................  $     0.38  $     0.23
    Extraordinary item, net...............................................................                   (0.16)
                                                                                            ----------  ----------
    Net income............................................................................  $     0.38  $     0.07
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Weighted average shares outstanding:
  Basic...................................................................................      19,643      18,529
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................      24,843      19,296
                                                                                            ----------  ----------
                                                                                            ----------  ----------

           See notes to condensed consolidated financial statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Net sales.................................................................................  $  796,772  $  614,339
                                                                                            ----------  ----------
Operating expenses:
  Costs of production.....................................................................     605,001     484,154
  Selling, general and administrative.....................................................      98,053      63,102
  Depreciation............................................................................      30,388      23,000
  Amortization of intangibles.............................................................      12,043       8,288
                                                                                            ----------  ----------
                                                                                               745,485     578,544
                                                                                            ----------  ----------
Operating income..........................................................................      51,287      35,795
                                                                                            ----------  ----------
Other expenses (income):
  Interest expense........................................................................      26,547      19,504
  Amortization of deferred financing costs................................................         855         972
  Interest income.........................................................................        (200)       (222)
  Preferred dividends of a subsidiary trust...............................................       3,450
  Other, net..............................................................................       3,245       3,861
                                                                                            ----------  ----------
                                                                                                33,897      24,115
                                                                                            ----------  ----------
Income before income taxes................................................................      17,390      11,680
Income tax expense........................................................................       7,999       5,606
                                                                                            ----------  ----------
Income before extraordinary item..........................................................       9,391       6,074
Extraordinary item, net...................................................................                  (2,959)
                                                                                            ----------  ----------
Net income................................................................................  $    9,391  $    3,115
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Earnings per share:
  Basic:
    Income before extraordinary item......................................................  $     0.48  $     0.33
    Extraordinary item, net...............................................................                   (0.16)
                                                                                            ----------  ----------
    Net income............................................................................  $     0.48  $     0.17
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted:
    Income before extraordinary item......................................................  $     0.46  $     0.32
    Extraordinary item, net...............................................................                   (0.16)
                                                                                            ----------  ----------
    Net income............................................................................  $     0.46  $     0.16
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Weighted average shares outstanding:
  Basic...................................................................................      19,549      18,557
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................      24,698      19,296
                                                                                            ----------  ----------
                                                                                            ----------  ----------

           See notes to condensed consolidated financial statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................................................  $    9,391  $    3,115
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................      42,431      31,288
    Deferred income taxes.................................................................        (386)     (1,401)
    Other.................................................................................       5,670       9,173
    Changes in operating assets and liabilities (excluding effect of acquisitions):
      (Increase) decrease in accounts receivable..........................................      (2,242)     10,316
      Increase in inventories.............................................................      (3,768)     (5,978)
      Increase in prepaid expenses and other assets.......................................      (3,850)        (31)
      Decrease in accounts payable and other liabilities..................................     (21,626)     (4,388)
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................      25,620      42,094
                                                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures....................................................................     (44,766)    (35,088)
  Acquisition of businesses, net of cash acquired.........................................     (41,838)
  Investment in equity instruments and leveraged lease transaction........................     (28,159)
  Other investing activities..............................................................      (2,037)     (1,090)
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................    (116,800)    (36,178)
                                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under lines of credit.......................................     107,299    (153,032)
  Repayments of long-term debt............................................................     (25,651)    (74,596)
  Issuance of long-term debt..............................................................      17,500     250,000
  Decrease in outstanding checks drawn on controlled disbursement accounts................      (4,080)    (16,531)
  Repurchase of common stock..............................................................      (4,114)     (2,959)
  Deferred financing costs................................................................      (1,300)     (8,703)
  Other...................................................................................         980         403
                                                                                            ----------  ----------
Net cash provided by (used in) financing activities.......................................      90,634      (5,418)
                                                                                            ----------  ----------
Net (Decrease) Increase in Cash and Cash Equivalents......................................        (546)        498
Cash and Cash Equivalents at Beginning of Year............................................       5,307       4,200
                                                                                            ----------  ----------
Cash and Cash Equivalents at End of Period................................................  $    4,761  $    4,698
                                                                                            ----------  ----------
                                                                                            ----------  ----------

           See notes to condensed consolidated financial statements.

    THE FOLLOWING FINANCIAL STATEMENTS PRESENT THE CONSOLIDATED FINANCIAL POSITION AND RESULTS OF OPERATIONS OF BIG FLOWER PRESS HOLDINGS, INC., AS ISSUER OF 8 7/8% SENIOR SUBORDINATED NOTES DUE 2007, AND ITS SUBSIDIARIES.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
                                       ASSETS
Current Assets:
  Cash and cash equivalents..........................................................  $      4,754   $    5,307
  Accounts receivable, net of allowance for doubtful accounts of $10,605 and
    $12,342..........................................................................       157,335      140,112
  Inventories........................................................................        53,779       46,510
  Deferred income taxes and income tax receivable....................................        19,805       19,827
  Prepaid expenses and other current assets..........................................         7,922        4,625
                                                                                       ------------  ------------
      Total current assets...........................................................       243,595      216,381
Property, plant and equipment, net...................................................       421,929      384,848
Goodwill, net........................................................................       465,187      415,601
Intangibles and other assets, net....................................................        64,083       37,438
                                                                                       ------------  ------------
      Total Assets...................................................................  $  1,194,794   $1,054,268
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable...................................................................  $    122,053   $  133,648
  Compensation and benefits payable..................................................        41,621       45,281
  Accrued interest...................................................................        16,035       13,775
  Other current liabilities..........................................................        51,201       40,196
                                                                                       ------------  ------------
      Total current liabilities......................................................       230,910      232,900
Due to parent........................................................................         4,117        3,466
Long-term debt, net of current portion...............................................       717,238      590,045
Deferred income taxes................................................................        33,823       27,811
Other long-term liabilities..........................................................        20,280       20,804
                                                                                       ------------  ------------
      Total liabilities..............................................................     1,006,368      875,026
                                                                                       ------------  ------------
Stockholder's equity:
  Accumulated deficit................................................................       (60,396)     (67,643)
  Other..............................................................................       248,822      246,885
                                                                                       ------------  ------------
      Total stockholder's equity.....................................................       188,426      179,242
                                                                                       ------------  ------------
      Total Liabilities and Stockholder's Equity.....................................  $  1,194,794   $1,054,268
                                                                                       ------------  ------------
                                                                                       ------------  ------------

           See notes to condensed consolidated financial statements.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                      THREE MONTHS    SIX MONTHS
                                                                                          ENDED          ENDED
                                                                                      JUNE 30, 1998  JUNE 30, 1998
                                                                                      -------------  -------------
Net sales...........................................................................   $   412,870    $   796,772
                                                                                      -------------  -------------
Operating expenses:
  Costs of production...............................................................       309,813        605,001
  Selling, general and administrative...............................................        53,817         98,993
  Depreciation......................................................................        15,426         30,246
  Amortization of intangibles.......................................................         6,020         11,733
                                                                                      -------------  -------------
                                                                                           385,076        745,973
                                                                                      -------------  -------------
Operating income....................................................................        27,794         50,799
                                                                                      -------------  -------------
Other expenses (income):
  Interest expense..................................................................        13,639         26,791
  Amortization of deferred financing costs..........................................           384            771
  Interest income...................................................................           (80)          (200)
  Other, net........................................................................           798          3,245
                                                                                      -------------  -------------
                                                                                            14,741         30,607
                                                                                      -------------  -------------
Income before income taxes..........................................................        13,053         20,192
Income tax expense..................................................................         6,005          9,289
                                                                                      -------------  -------------
Net income..........................................................................   $     7,048    $    10,903
                                                                                      -------------  -------------
                                                                                      -------------  -------------

           See notes to condensed consolidated financial statements.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                 SIX MONTHS ENDED
                                                                                                   JUNE 30, 1998
                                                                                                 -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...................................................................................     $    10,903
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................................................          41,979
    Deferred income taxes......................................................................            (386)
    Other......................................................................................           2,524
    Changes in operating assets and liabilities (excluding effect of acquisitions):
      Increase in accounts receivable..........................................................          (2,255)
      Increase in inventories..................................................................          (3,768)
      Increase in prepaid expenses and other assets............................................          (2,526)
      Decrease in accounts payable and other liabilities.......................................         (21,096)
                                                                                                 -----------------
Net cash provided by operating activities......................................................          25,375
                                                                                                 -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.........................................................................         (44,637)
  Acquisition of businesses, net of cash acquired..............................................         (41,838)
  Investments in equity instruments and leveraged lease transaction............................         (28,159)
  Other investing activities...................................................................          (2,037)
                                                                                                 -----------------
Net cash used in investing activities..........................................................        (116,671)
                                                                                                 -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under lines of credit.........................................................         107,299
  Repayments of long-term debt.................................................................         (25,651)
  Issuance of long-term debt...................................................................          17,500
  Decrease in outstanding checks drawn on controlled disbursement
    accounts...................................................................................          (4,079)
  Dividends paid to parent.....................................................................          (3,404)
  Other........................................................................................            (922)
                                                                                                 -----------------
Net cash provided by financing activities......................................................          90,743
                                                                                                 -----------------
Net Decrease in Cash and Cash Equivalents......................................................            (553)
Cash and Cash Equivalents at Beginning of Year.................................................           5,307
                                                                                                 -----------------
Cash and Cash Equivalents at End of Period.....................................................     $     4,754
                                                                                                 -----------------
                                                                                                 -----------------

           See notes to condensed consolidated financial statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

    Big Flower Holdings, Inc. ("Holdings" and, together with its subsidiaries, the "Company") is the parent of Big Flower Press Holdings, Inc. ("Press"). The Company's operations are conducted through Press which, in turn, conducts its operations through its operating subsidiaries. On October 17, 1997, the Company reorganized its legal structure and the common shares of Press, the previous parent company, were automatically exchanged for common shares of Holdings. As a result of this reorganization, Press became a wholly-owned subsidiary of Holdings. Prior to the formation of Holdings, the consolidated financial statements of the Company represented the accounts of Press and its subsidiaries. Separate footnote information is not presented for the financial statements of Press and its subsidiaries as that information is substantially equivalent to that presented below. Earnings per share data is not provided for the operating results of Press and its subsidiaries as they are wholly-owned subsidiaries of Holdings.

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

    Certain amounts for prior periods have been reclassified to conform to the current period presentation.

2. ACQUISITIONS

    The Company completed six acquisitions in the fall of 1997 and five in the first half of 1998. The timing of these acquisitions affects the comparability of the Company's financial statements.

    Between September and November 1997, the Company acquired Olwen Direct Mail, Ltd. ("Olwen"), the assets of companies operating as Riverside County Publishing Company ("RCPC"), Columbine JDS Systems, Inc. ("Columbine"), the assets of Gamma One, Inc. ("Gamma One"), the assets of IMPCO Enterprises, Inc. ("IMPCO") and Broadcast Systems Software Limited ("BSS").

    In the first quarter of 1998, the Company acquired Troypeak Limited and Pismo Limited (together, the "Fusion Group"). During the second quarter of 1998, the Company acquired Reach America, Inc. ("Reach America"), Enteron Group, Inc. ("Enteron"), ColorStream Technologies L.L.C. ("ColorStream"), and Adtraq Data Systems and KTS Automation (together, "KTS"). Aggregate consideration for the businesses acquired in 1998 was approximately $83 million, including the issuance of approximately 295,000 shares of common stock and debt retired. Goodwill arising in connection with these acquisitions was approximately $55 million. The amounts and allocations of costs recorded may require adjustment based upon information that is not currently available to the Company.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)
    The following unaudited pro forma information reflects the Company's results adjusted to include the results of the acquired businesses as though all the acquisitions and related financing transactions had occurred at the beginning of 1997:

                                                                     SIX MONTHS ENDED JUNE
                                                                              30,
                                                                     ----------------------
                                                                        1998        1997
                                                                     ----------  ----------
                                                                     (IN THOUSANDS, EXCEPT
                                                                       PER SHARE AMOUNTS)
Net sales..........................................................  $  825,058  $  790,978
Net income.........................................................       9,165       8,113(1)
Earnings per share:
  Basic............................................................        0.46        0.41(1)
  Diluted..........................................................        0.45        0.39(1)(2)

------------------------

(1) Excludes non-recurring costs related to the Company's secondary offering and an extraordinary loss related to the early termination of a credit facility.

(2) Excludes the effect of the potential conversion of redeemable convertible preferred securities assumed to have been outstanding for the period because the effect of conversion would be anti-dilutive.

3. INVENTORIES

    Inventories as of June 30, 1998, and December 31, 1997, are summarized as follows:

                                                                     JUNE 30,    DECEMBER 31,
                                                                       1998          1997
                                                                    -----------  ------------
                                                                    (UNAUDITED)

                                                                         (IN THOUSANDS)
Paper.............................................................   $  38,558    $   34,324
Ink and chemicals.................................................       4,536         5,447
Other.............................................................      10,685         6,739
                                                                    -----------  ------------
                                                                     $  53,779    $   46,510
                                                                    -----------  ------------
                                                                    -----------  ------------

4. SEGMENT INFORMATION

    The Company operates in four business segments. Each segment offers different products or services requiring different production and marketing strategies. The four segments are:

    - Insert Advertising & Newspaper Services, including advertising inserts and circulation-building newspaper products such as Sunday comics, TV listing guides, Sunday magazine sections and special supplements.

    - Direct Marketing Services, including highly customized direct mail products and direct marketing services such as database management and response fulfillment services.

    - Digital Services, including outsourced digital premedia, image content management and broadcast management services.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

4. SEGMENT INFORMATION (CONTINUED)
    - Specialty Products & Commercial Printing, including fragrance samplers, coatings and chemical production, and commercial printing.

    Following is unaudited information regarding the Company's segments:

                                                                       THREE MONTHS             SIX MONTHS
                                                                      ENDED JUNE 30,          ENDED JUNE 30,
                                                                  ----------------------  ----------------------
                                                                     1998        1997        1998        1997
                                                                  ----------  ----------  ----------  ----------

                                                                                  (IN THOUSANDS)
Net sales              Insert Advertising & Newspaper Services    $  266,610  $  227,465  $  517,637  $  430,207
                       Direct Marketing Services                      66,336      45,607     129,130      89,954
                       Digital Services                               65,235      22,206     112,836      42,085
                       Specialty Products & Commercial Printing       17,330      22,778      41,560      54,504
                       Elimination of intersegment sales              (2,641)     (1,218)     (4,391)     (2,411)
                                                                  ----------  ----------  ----------  ----------
                       Consolidated                               $  412,870  $  316,838  $  796,772  $  614,339
                                                                  ----------  ----------  ----------  ----------
                                                                  ----------  ----------  ----------  ----------
Operating Income       Insert Advertising & Newspaper Services    $   21,583  $   17,001  $   32,406  $   25,751
                       Direct Marketing Services                       8,692       5,921      14,796      10,642
                       Digital Services                                6,434       2,031      11,166       3,577
                       Specialty Products & Commercial Printing       (1,019)       (817)        769       3,125
                       General Corporate                              (3,923)     (3,917)     (7,850)     (7,300)
                                                                  ----------  ----------  ----------  ----------
                       Consolidated                               $   31,767  $   20,219  $   51,287  $   35,795
                                                                  ----------  ----------  ----------  ----------
                                                                  ----------  ----------  ----------  ----------
Depreciation           Insert Advertising & Newspaper Services    $    7,591  $    6,325  $   15,716  $   12,783
                       Direct Marketing Services                       3,181       2,650       6,255       5,200
                       Digital Services                                3,852       1,478       6,674       2,850
                       Specialty Products & Commercial Printing          728         944       1,453       1,881
                       General Corporate                                 147         174         290         286
                                                                  ----------  ----------  ----------  ----------
                       Consolidated                               $   15,499  $   11,571  $   30,388  $   23,000
                                                                  ----------  ----------  ----------  ----------
                                                                  ----------  ----------  ----------  ----------
Amortization of        Insert Advertising & Newspaper Services
  Intangibles                                                     $    3,888  $    3,464  $    7,776  $    6,906
                       Direct Marketing Services                         476         212         977         418
                       Digital Services                                1,526         319       2,695         637
                       Specialty Products & Commercial Printing          160         192         345         327
                       General Corporate                                 125                     250
                                                                  ----------  ----------  ----------  ----------
                       Consolidated                               $    6,175  $    4,187  $   12,043  $    8,288
                                                                  ----------  ----------  ----------  ----------
                                                                  ----------  ----------  ----------  ----------

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

5. COMPREHENSIVE INCOME

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. Comprehensive income is defined as net income plus other changes in equity from non-stockholder sources. At present, the only components of comprehensive income for the Company other than net income are foreign currency translation adjustments. Such adjustments were immaterial for the periods ended June 30, 1998, and non-existent for the periods ended June 30, 1997. Therefore, no separate presentation of comprehensive income has been made.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS OUTSIDE THE CONTROL OF BIG FLOWER HOLDINGS, INC., INCLUDING FLUCTUATIONS IN THE COST OF RAW MATERIALS USED BY THE COMPANY, CHANGES IN THE ADVERTISING, MARKETING AND INFORMATION SERVICES MARKETS, THE FINANCIAL CONDITION OF THE COMPANY'S CUSTOMERS, THE GENERAL CONDITION OF THE UNITED STATES AND OTHER ECONOMIES AND MATTERS SET FORTH IN THIS DOCUMENT GENERALLY. CONSEQUENTLY, SUCH FORWARD-LOOKING STATEMENTS SHOULD BE REGARDED SOLELY AS THE COMPANY'S CURRENT PLANS, ESTIMATES AND BELIEFS. THE COMPANY DOES NOT UNDERTAKE AND SPECIFICALLY DECLINES ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS

    The Company is a leading advertising, marketing and information services company with four business segments: Insert Advertising & Newspaper Services, Direct Marketing Services, Digital Services and Specialty Products & Commercial Printing. The following table presents the major components from the Condensed Consolidated Statements of Operations and Cash Flows for the three-month and six-month periods ended June 30, 1998 and 1997:

                                                                            THREE MONTHS           SIX MONTHS
                                                                           ENDED JUNE 30,        ENDED JUNE 30,
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
                                                                                (PERCENTAGES OF NET SALES)
Net sales.............................................................      100.0%     100.0%     100.0%     100.0%
                                                                        ---------  ---------  ---------  ---------
Operating expenses:
  Costs of production.................................................       75.0       78.6       75.9       78.8
  Selling, general and administrative.................................       12.0       10.0       12.3       10.3
  Depreciation........................................................        3.8        3.7        3.8        3.7
  Amortization of intangibles.........................................        1.5        1.3        1.5        1.3
                                                                        ---------  ---------  ---------  ---------
                                                                             92.3       93.6       93.5       94.1
                                                                        ---------  ---------  ---------  ---------
Operating income......................................................        7.7%       6.4%       6.5%       5.9%
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
EBITDA................................................................       13.0%      11.4%      11.8%      10.9%
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                                                                                      (IN THOUSANDS)
EBITDA................................................................  $  53,441  $  35,977  $  93,718  $  67,083
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net cash provided by operating activities.............................  $  10,542  $  23,411  $  25,620  $  42,094
Net cash used in investing activities.................................     68,826     20,439    116,800     36,178
Net cash provided by (used in) financing activities...................     59,270      2,914     90,634     (5,418)

    "EBITDA" represents the sum of operating income, depreciation and amortization of intangibles. EBITDA is presented here to provide additional information regarding the Company's ability to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not a measure of financial performance in accordance with GAAP and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

CONSOLIDATED RESULTS

                                                  THREE MONTHS                        SIX MONTHS
                                                 ENDED JUNE 30,                     ENDED JUNE 30,
                                             ----------------------             ----------------------
                                                1998        1997      CHANGE       1998        1997      CHANGE
                                             ----------  ----------  ---------  ----------  ----------  ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales..................................  $  412,870  $  316,838      30.3%  $  796,772  $  614,339      29.7%
Operating income...........................      31,767      20,219      57.1%      51,287      35,795      43.3%
Net income.................................       8,306       1,434     479.2%       9,391       3,115     201.5%
Diluted earnings per share.................        0.38        0.07     442.9%        0.46        0.16     187.5%

    Revenue increases in 1998 were due largely to acquisitions completed between September 1997 and June 1998. Adjusting to include the operations of businesses acquired for the entire comparable periods, net sales increased slightly for the second quarter of 1998 and rose approximately 5% for the first half of 1998.

    The sales results also reflect positive growth trends in the Company's principal business segments, particularly Direct Marketing Services and Digital Services, offset by continued softness in fragrance and catalog insert printing jobs in the Specialty Products & Commercial Printing segment.

    The components of operating expenses reflect the changing mix of the Company's business as it acquires more companies to expand the Digital Services and Direct Marketing Services segments, where paper is a smaller component of costs and a higher proportion of the cost structure is related to selling than to production. Additionally, rapid growth of business in those segments and increased demand for higher margin products in the Insert Advertising & Newspaper Services segment has impacted the ratios of operating expenses to net sales.

    Costs of production as a percentage of net sales decreased to 75.0% for the current quarter from 78.6% last year, with paper costs accounting for 32.7% of net sales in the 1998 period as compared to 36.2% in the 1997 period. Selling, general and administrative expenses increased to 12.0% of net sales in 1998 from 10.0% in 1997.

    For the first half of 1998, costs of production as a percentage of net sales decreased to 75.9% from 78.8% for the same period last year with paper costs representing 33.6% of net sales in 1998 and 36.0% in 1997. Selling, general and administrative expenses for the first six months of 1998 increased to 12.3% of net sales from 10.3% in the comparable 1997 period.

    Selling, general and administrative expenses in the 1997 periods include $0.6 million of non-recurring costs related to the Company's secondary stock offering. Excluding these costs, the ratio of selling, general and administrative expenses to net sales was 9.9% for the second quarter and 10.2% for the six-month period.

    Operating income for the second quarter of 1998 increased 57.1% over the prior year period and increased to 7.7% of net sales from 6.4% last year (6.6% in 1997 excluding non-recurring costs). For the six-month periods, 1998 operating income increased 43.3% over the prior year and increased to 6.5% of net sales from 5.9% last year. Adjusted to exclude the non-recurring costs in 1997 and to include businesses acquired in 1997 and 1998 for the entire comparable periods, operating income increased approximately 5% for both the three-month and six-month periods when compared to the prior year, which reflected pro forma growth of approximately 40% in the second quarter and approximately 50% for the first half.

    The increases in net income and diluted earnings per share in 1998 reflect, in part, the extraordinary loss of $3.0 million (net of tax benefit), or 16 cents per share, recorded in the second quarter of 1997 related to the early termination of a revolving credit facility. The year-over-year increases in weighted average shares are due to the assumed conversion of redeemable convertible preferred securities that the Company issued in October 1997.

RESULTS BY SEGMENT

    INSERT ADVERTISING & NEWSPAPER SERVICES

                                                   THREE MONTHS                          SIX MONTHS
                                                  ENDED JUNE 30,                       ENDED JUNE 30,
                                              ----------------------               ----------------------
                                                 1998        1997       CHANGE        1998        1997       CHANGE
                                              ----------  ----------  -----------  ----------  ----------  -----------
                                                                           (IN THOUSANDS)
Net sales...................................  $  266,610  $  227,465        17.2%  $  517,637  $  430,207        20.3%
Operating income............................      21,583      17,001        27.0%      32,406      25,751        25.8%

    The increases in net sales and operating income are mostly the result of the acquisition of RCPC in October 1997. Adjusted to include RCPC for the comparable periods in 1997, net sales increased slightly for the second quarter of 1998 and approximately 5% for the six-month period. Operating income, on the same basis of comparison, increased approximately 10% for both the quarterly and the six-month periods.

    The sales results for the quarter reflect strategic curtailments of insert page counts by certain retail customers' for their summer advertising programs, causing a less-than-optimal work mix for TC Advertising's production network.

    The sales results for the first half of 1998 reflect the overall growth of TC Advertising's customer base in the categories of advertising inserts for specialty, grocery, drug, furniture and home improvement stores, as well as television listings magazines.

    The higher rate of operating income growth in both the three-month and six-month periods also stemmed from operating synergies with RCPC that yielded more efficient production for the combined business, as well as a continued focus on productivity and expense control.

    DIRECT MARKETING SERVICES

                                                      THREE MONTHS                        SIX MONTHS
                                                     ENDED JUNE 30,                     ENDED JUNE 30,
                                                  --------------------               ---------------------
                                                    1998       1997       CHANGE        1998       1997       CHANGE
                                                  ---------  ---------  -----------  ----------  ---------  -----------
                                                                             (IN THOUSANDS)
Net sales.......................................  $  66,336  $  45,607       45.5%   $  129,130  $  89,954       43.6%
Operating income................................      8,692      5,921       46.8%       14,796     10,642       39.0%

    Net sales and operating income increases in this segment over the prior year reflect, in part, the impact of acquisitions in 1997 and 1998. Adjusting to include acquired businesses for the full comparable periods, sales increased approximately 15% in the second quarter and approximately 10% for the six-month period. Operating income on the same basis of comparison increased approximately 15% for the quarter and approximately 10% for the first half of 1998.

    The net sales results for the quarter reflect increased demand for customized direct mail, principally from customers in the publishing and financial services categories, while the six-month period also benefited from first quarter 1998 increases for customers in retail, non-profit fund-raising and telecommunications categories.

    The operating income results reflect the effective management of expenses, while the growth rate for the six-month period reflects the impact of costs associated with the recent acquisitions and the comparison to very favorable results in the first half of 1997.

    DIGITAL SERVICES

                                                     THREE MONTHS                      SIX MONTHS
                                                    ENDED JUNE 30,                   ENDED JUNE 30,
                                                 --------------------             ---------------------
                                                   1998       1997      CHANGE       1998       1997      CHANGE
                                                 ---------  ---------  ---------  ----------  ---------  ---------
                                                                          (IN THOUSANDS)
Net sales......................................  $  65,235  $  22,206     193.8%  $  112,836  $  42,085     168.1%
Operating income...............................      6,434      2,031     216.8%      11,166      3,577     212.2%

    Increases in sales and operating income for this segment are principally attributable to the acquisitions of Columbine and Gamma One in October 1997 as well as the additions of the Fusion Group, Enteron, Reach America and KTS in 1998. Adjusting to include these businesses in all periods, net sales increased approximately 10% for both the second quarter and first half of 1998 as compared to the same periods in 1997. Operating income for the six-month period on the same basis of comparison increased approximately 15% over the first half of 1997, although the second quarter operating income, on the same basis, decreased approximately 10% when compared with the prior year quarter, which reflected pro forma growth of approximately 90%.

    The increases in net sales were primarily due to increased demand in the packaging, commercial and retail premedia service lines. The increase for the six-month period was also due to first-quarter growth in fee and consulting revenues related to large software contracts in both domestic and international markets.

    The higher level of profitability as compared to sales increases in the first half of 1998 reflects the flowthrough effect of sales gains and the expansion of higher margin product lines. The second quarter, however, was adversely impacted by staffing investments in the component businesses to accommodate business expansion in marketing and service support expected in the second half of 1998.

    SPECIALTY PRODUCTS & COMMERCIAL PRINTING

                                                     THREE MONTHS                      SIX MONTHS
                                                    ENDED JUNE 30,                   ENDED JUNE 30,
                                                 --------------------             --------------------
                                                   1998       1997      CHANGE      1998       1997      CHANGE
                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Net sales......................................  $  17,330  $  22,778    (23.9)%  $  41,560  $  54,504    (23.7)%
Operating income...............................     (1,019)      (817)   (24.7)%        769      3,125    (75.4)%

    The decreases from the prior year in net sales and operating income were the result of the continued softness in the fragrance sampler product line and catalog insert printing. Additionally, the second quarter sales results were impacted by the divestiture of a minority interest in a commercial printing venture at the end of the first quarter of 1998 as part of management's strategy to de-emphasize and re-deploy the assets associated with commercial printing. This joint venture had yielded approximately $20 million of break-even revenue annually.

INTEREST EXPENSE

    Interest expense in 1998 increased over the 1997 periods due to higher debt levels related primarily to acquisitions, although the average rate of interest declined as compared to the 1997 periods. The average rate of interest was 8.31% for the second quarter of 1998 versus 8.80% in the second quarter of 1997. For the first half of 1998, the average rate was also 8.31% compared to 8.70% for the same period in 1997. Including the effect of redeemable convertible preferred securities issued in October 1997, the average cost of funds was an annualized rate of 7.97% in the second quarter of 1998 and 7.96% for the first six months of 1998.

OTHER EXPENSES, NET

    Other expenses, net, consist primarily of costs associated with the Company's accounts receivable securitization facility. These costs amounted to $1.5 million in the second quarter of 1998 compared to $1.4 million in the 1997 quarter. For the first half of the year, these cost totaled $3.1 million in 1998 and $2.9 million in 1997. The three-month and six-month periods ended June 30, 1998, also include $1.4 million of income earned on a tax-advantaged investment accounted for as a leveraged lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The amount of investment income excludes interest costs incurred on borrowings used to finance the investment.

INCOME TAXES

    The Company's effective income tax rate for the second quarter of 1998 was 46.0% as compared to 47.6% in the same period last year. For the six-month period, the rate was also 46.0% compared to 48.0% in the first half of 1997. The effective rates exceeded the federal statutory rate due primarily to state income taxes and amortization of certain goodwill that is not deductible for income tax purposes.

    The lower effective tax rates in 1998 reflect the proportionally lower level of non-deductible goodwill expense in relation to expected taxable income for the year.

LIQUIDITY AND CAPITAL RESOURCES

    The operations of the Company historically have been funded with internally generated funds, term loans, borrowings under revolving credit facilities and utilization of an accounts receivable securitization facility. At June 30, 1998, the Company had available borrowings of approximately $120.7 million under its revolving credit facilities. Management believes that the facilities in place will be sufficient to meet the Company's operational needs for the near future.

    At June 30, 1998, the Company's current assets exceeded current liabilities by $12.3 million. At December 31, 1997, the Company's current liabilities exceeded current assets by $17.5 million. Adjusting for assets removed from the balance sheet in connection with the accounts receivable securitization facility, net working capital was $100.6 million at June 30, 1998 (a current ratio of 1.43 to 1) compared to $83.6 million at December 31, 1997 (a current ratio of 1.36 to 1).

    Cash flows provided by operating activities for the first half of 1998 were $25.6 million, compared to $42.1 million in the first half of 1997. Although net earnings before depreciation and amortization in the 1998 period increased in comparison to the prior year period, the cash flows from operations were lower due to the timing of payments for current liabilities and lower proportionate utilization of the accounts receivable securitization facility.

    Cash from operations and borrowings under existing credit facilities funded capital expenditures of $44.8 million and $35.1 million for the six months ended June 30, 1998 and 1997, respectively. Investments and acquisitions of $70.0 million during the first half of 1998 were funded by borrowings under credit facilities and the issuance of debt.

    Big Flower has grown through acquisitions and continues to seek similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and other obligations, the issuance of equity securities or some combination thereof. In addition, Big Flower may from time to time determine to sell or otherwise dispose of certain of its existing businesses. However, Big Flower cannot predict if any such transactions will be consummated, or the terms or forms of consideration required in such transactions.

SEASONALITY AND OTHER FACTORS

    While the insert advertising portion of the Company's Insert Advertising & Newspaper Services segment is somewhat seasonal in nature, the growth of other segments has reduced the overall seasonality of the Company's revenues. On a pro forma basis, assuming all businesses owned at June 30, 1998 had been owned for all of 1997, the net sales percentages for the Company for the year ended December 31, 1997 would have been 23% in the first quarter, 24% in the second, 26% in the third and 27% in the fourth. Profitability, however, continues to follow a more seasonal pattern for all segments and lower margins in the first quarter must absorb fixed depreciation, amortization, interest and preferred dividend costs that are incurred evenly throughout the year. Based on its historical experience and projected operations, the Company expects its operating results in the near future to be highest in the fourth quarter and lowest in the first.

    The cost of paper is a principal factor in pricing to customers of the Insert Advertising & Newspaper Services segment. As this is the Company's largest segment, fluctuations in the cost of paper significantly affect the Company's consolidated net sales. The Company is generally able to pass increases in the cost of paper to that segment's customers, while decreases in paper costs generally result in lower prices to customers. Volatility in paper costs results in a corresponding volatility in the Company's net sales, but generally has not affected volume or profits to any significant extent.

                           PART II--OTHER INFORMATION

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS--

    No reportable developments occurred with respect to legal proceedings during the quarter ended June 30, 1998.

ITEM 2. CHANGES IN SECURITIES--

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS--

    On June 23, 1998, the Company held its Annual Meeting of Stockholders and the following proposals were submitted for vote:

    PROPOSAL 1 -- R. Theodore Ammon and Edward T. Reilly were reelected as Directors to hold office for three years until their respective successors are elected and qualified. The following individuals continue to serve on the Company's Board of Directors: Peter G. Diamandis, Robert M. Kimmitt, Joan D. Manley and Newton N. Minow.

    PROPOSAL 2 -- The appointment of Deloitte & Touche LLP as the Company's independent certified accountants was ratified.

    Results of the votes were as follows:

                                                             VOTES         VOTES
                                                              FOR        WITHHELD    ABSTENTIONS
                                                          ------------  -----------  -----------
Proposal 1..............................................    18,429,147      12,586
Proposal 2..............................................    18,396,832      26,141       18,760

ITEM 5. OTHER INFORMATION--

    None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K--

    (a)    Exhibits

           Amended and Restated Credit Agreement, dated as of June 22, 1998, among Big Flower
           Holdings, Inc., certain subsidiaries of Big Flower Holdings, Inc., the banks from time to time party thereto, Bank of America NT & SA and the Industrial Bank of
           Japan, Limited as Co-Agents, Credit Suisse First Boston as Documentation Agent and
           Bankers Trust Company as Administrative Agent.
10.1

27.1-2     Financial Data Schedules.

    (b)    Reports on Form 8-K

           During the three months ended June 30, 1998, the Registrant filed the following report on Form 8-K:

           (i) Current Report on Form 8-K/A, filed May 26, 1998, amending the Current Report on
           Form 8-K filed March 27, 1998, to include certain financial statements and pro forma financial information not included in such Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BIG FLOWER HOLDINGS, INC.

                                            BY:                  /S/ RICHARD L. RITCHIE
                                                       -----------------------------------------
                                                                   Richard L. Ritchie
                                                           EXECUTIVE VICE PRESIDENT AND CHIEF
                                                       FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND
                                                                  ACCOUNTING OFFICER)

DATE: August 14, 1998

                                            BIG FLOWER PRESS HOLDINGS, INC.

                                            BY:                  /S/ RICHARD L. RITCHIE
                                                       -----------------------------------------
                                                                   Richard L. Ritchie
                                                           EXECUTIVE VICE PRESIDENT AND CHIEF
                                                       FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND
                                                                  ACCOUNTING OFFICER)

DATE: August 14, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------------------------------------------------------------------------------------------------------------

10.1       Amended and Restated Credit Agreement, dated as of June 22, 1998, among Big Flower Holdings, Inc., certain subsidiaries of Big Flower Holdings, Inc., the banks from time to time party thereto, Bank of
           America NT & SA and the Industrial Bank of Japan, Limited as Co-Agents, Credit Suisse First Boston as
           Documentation Agent and Bankers Trust Company as Administrative Agent.

27.1-2     Financial Data Schedules.