Form 10-Q
period 1998-09-30
BIG FLOWER HOLDINGS INC/; BIG FLOWER PRESS HOLDINGS INC /PRED/
filed 1998-11-13
CIK 1048662, 924146

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

        For the transition period from ______________ to ______________

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

                               3 East 54th Street
                            New York, New York 10022
                                 (212) 521-1600
   (Address and telephone number of Registrants' Principal Executive Offices)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of October 31, 1998, there were approximately 19,700,000 shares of Big Flower Holdings, Inc.'s common stock, par value $0.01 per share, outstanding. There is no market for the common stock of Big Flower Press Holdings, Inc., all outstanding shares of which are owned by Big Flower Holdings, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                  PAGE
                                                                                                                  -----

PART I--FINANCIAL INFORMATION:

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets of Big Flower Holdings, Inc. and subsidiaries at September
             30, 1998 and December 31, 1997..................................................................           3

           Condensed Consolidated Statements of Operations of Big Flower Holdings, Inc. and subsidiaries for
             the Three Months Ended September 30, 1998 and 1997..............................................           4

           Condensed Consolidated Statements of Operations of Big Flower Holdings, Inc. and subsidiaries for
             the Nine Months Ended September 30, 1998 and 1997...............................................           5

           Condensed Consolidated Statements of Cash Flows of Big Flower Holdings, Inc. and subsidiaries for
             the Nine Months Ended September 30, 1998 and 1997...............................................           6

           Condensed Consolidated Balance Sheets of Big Flower Press Holdings, Inc. and subsidiaries at
             September 30, 1998 and December 31, 1997........................................................           7

           Condensed Consolidated Statements of Operations of Big Flower Press Holdings, Inc. and
             subsidiaries for the Three Months and Nine Months Ended September 30, 1998......................           8

           Condensed Consolidated Statement of Cash Flows of Big Flower Press Holdings, Inc. and subsidiaries
             for the Nine Months Ended September 30, 1998....................................................           9

           Notes to Condensed Consolidated Financial Statements of Big Flower Holdings, Inc. and
             subsidiaries....................................................................................          10

ITEM 2.

           Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................................          14

PART II--OTHER INFORMATION...................................................................................          23

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)
                                                     ASSETS
Current Assets:
  Cash and cash equivalents.........................................................   $     5,800    $    5,307
  Accounts receivable, net of allowance for doubtful accounts of $10,608 and
    $12,342.........................................................................       180,726       140,112
  Inventories.......................................................................        56,263        46,510
  Deferred income taxes and income tax receivable...................................        19,974        19,827
  Prepaid expenses and other current assets.........................................         8,346         4,625
                                                                                      -------------  ------------
      Total current assets..........................................................       271,109       216,381
Property, plant and equipment, net..................................................       440,283       384,848
Goodwill, net.......................................................................       466,901       415,601
Intangibles and other assets, net...................................................        78,249        42,217
                                                                                      -------------  ------------
      Total Assets..................................................................   $ 1,256,542    $1,059,047
                                                                                      -------------  ------------
                                                                                      -------------  ------------
                                             LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable..................................................................   $   150,497    $  133,648
  Compensation and benefits payable.................................................        41,702        45,281
  Accrued interest..................................................................         9,852        13,775
  Other current liabilities.........................................................        63,259        41,145
                                                                                      -------------  ------------
      Total current liabilities.....................................................       265,310       233,849
Long-term debt, net of current portion..............................................       713,192       590,045
Deferred income taxes...............................................................        39,077        27,811
Other long-term liabilities.........................................................        19,705        20,804
                                                                                      -------------  ------------
      Total liabilities.............................................................     1,037,284       872,509
                                                                                      -------------  ------------
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust whose sole assets are the convertible subordinated debentures of
  Big Flower Holdings, Inc..........................................................       115,000       115,000
                                                                                      -------------  ------------
Stockholders' equity:
  Preferred stock
  Common stock......................................................................           198           195
  Additional paid-in capital........................................................       147,353       140,798
  Accumulated deficit...............................................................       (46,152)      (68,548)
  Accumulated other comprehensive income............................................         3,664
  Other.............................................................................          (805)         (907)
                                                                                      -------------  ------------
      Total stockholders' equity....................................................       104,258        71,538
                                                                                      -------------  ------------
      Total Liabilities and Equity..................................................   $ 1,256,542    $1,059,047
                                                                                      -------------  ------------
                                                                                      -------------  ------------

           See notes to condensed consolidated financial statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Net sales.................................................................................  $  440,107  $  341,579
                                                                                            ----------  ----------
Operating expenses:
  Costs of production.....................................................................     325,991     268,827
  Selling, general and administrative.....................................................      51,310      33,060
  Depreciation............................................................................      16,842      11,776
  Amortization of intangibles.............................................................       5,315       4,168
                                                                                            ----------  ----------
                                                                                               399,458     317,831
                                                                                            ----------  ----------
Operating income..........................................................................      40,649      23,748
                                                                                            ----------  ----------
Other expenses (income):
  Interest expense........................................................................      14,588       9,805
  Amortization of deferred financing costs................................................         526         305
  Interest income.........................................................................        (153)        (35)
  Preferred dividends of a subsidiary trust...............................................       1,725
  Other, net..............................................................................        (120)      1,758
                                                                                            ----------  ----------
                                                                                                16,566      11,833
                                                                                            ----------  ----------
Income before income taxes................................................................      24,083      11,915
Income tax expense........................................................................      11,078       5,855
                                                                                            ----------  ----------
Income before extraordinary item..........................................................      13,005       6,060
Extraordinary item, net...................................................................                 (10,504)
                                                                                            ----------  ----------
Net income (loss).........................................................................  $   13,005  $   (4,444)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Earnings per share:
  Basic:
    Income before extraordinary item......................................................  $     0.66  $     0.33
    Extraordinary item, net...............................................................                   (0.57)
                                                                                            ----------  ----------
    Net income (loss).....................................................................  $     0.66  $    (0.24)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted:
    Income before extraordinary item......................................................  $     0.57  $     0.31
    Extraordinary item, net...............................................................                   (0.54)
                                                                                            ----------  ----------
    Net income (loss).....................................................................  $     0.57  $    (0.23)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Weighted average shares outstanding:
  Basic...................................................................................      19,779      18,518
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................      24,809      19,396
                                                                                            ----------  ----------
                                                                                            ----------  ----------

           See notes to condensed consolidated financial statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                              1998         1997
                                                                                          ------------  ----------
Net sales...............................................................................  $  1,236,879  $  955,918
                                                                                          ------------  ----------
Operating expenses:
  Costs of production...................................................................       930,992     752,981
  Selling, general and administrative...................................................       149,363      96,162
  Depreciation..........................................................................        47,230      34,776
  Amortization of intangibles...........................................................        17,358      12,456
                                                                                          ------------  ----------
                                                                                             1,144,943     896,375
                                                                                          ------------  ----------
Operating income........................................................................        91,936      59,543
                                                                                          ------------  ----------
Other expenses (income):
  Interest expense......................................................................        41,135      29,309
  Amortization of deferred financing costs..............................................         1,381       1,277
  Interest income.......................................................................          (353)       (257)
  Preferred dividends of a subsidiary trust.............................................         5,175
  Other, net............................................................................         3,125       5,619
                                                                                          ------------  ----------
                                                                                                50,463      35,948
                                                                                          ------------  ----------
Income before income taxes..............................................................        41,473      23,595
Income tax expense......................................................................        19,077      11,461
                                                                                          ------------  ----------
Income before extraordinary item........................................................        22,396      12,134
Extraordinary item, net.................................................................                   (13,463)
                                                                                          ------------  ----------
Net income (loss).......................................................................  $     22,396  $   (1,329)
                                                                                          ------------  ----------
                                                                                          ------------  ----------
Earnings per share:
  Basic:
    Income before extraordinary item....................................................  $       1.14  $     0.65
    Extraordinary item, net.............................................................                     (0.72)
                                                                                          ------------  ----------
    Net income (loss)...................................................................  $       1.14  $    (0.07)
                                                                                          ------------  ----------
                                                                                          ------------  ----------
  Diluted:
    Income before extraordinary item....................................................  $       1.03  $     0.63
    Extraordinary item, net.............................................................                     (0.70)
                                                                                          ------------  ----------
    Net income (loss)...................................................................  $       1.03  $    (0.07)
                                                                                          ------------  ----------
                                                                                          ------------  ----------
Weighted average shares outstanding:
  Basic.................................................................................        19,625      18,544
                                                                                          ------------  ----------
                                                                                          ------------  ----------
  Diluted...............................................................................        24,735      19,329
                                                                                          ------------  ----------
                                                                                          ------------  ----------

           See notes to condensed consolidated financial statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1998         1997
                                                                                          -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).....................................................................  $    22,396  $    (1,329)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.......................................................       64,588       47,232
    Extraordinary item, net.............................................................                    13,463
    Deferred income taxes...............................................................         (552)         (26)
    Other...............................................................................           50        4,140
    Changes in operating assets and liabilities (excluding effect of acquisitions):
      (Increase) decrease in accounts receivable........................................      (20,987)       3,420
      Increase in inventories...........................................................       (6,252)      (9,409)
      Increase in prepaid expenses and other assets.....................................       (4,705)      (4,079)
      Increase in accounts payable and other liabilities................................        8,784       12,873
                                                                                          -----------  -----------
Net cash provided by operating activities...............................................       63,322       66,285
                                                                                          -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..................................................................      (71,368)     (60,071)
  Acquisition of businesses, net of cash acquired.......................................      (47,555)     (32,743)
  Investment in equity instruments and leveraged lease transaction......................      (28,159)
  Other investing activities............................................................       (3,586)         317
                                                                                          -----------  -----------
Net cash used in investing activities...................................................     (150,668)     (92,497)
                                                                                          -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under lines of credit..................................................      101,809       14,259
  Repayments of long-term debt..........................................................      (25,967)    (215,396)
  Issuance of long-term debt............................................................       17,500      250,000
  Increase (decrease) in outstanding checks drawn on controlled disbursement accounts...          673      (10,622)
  Repurchase of common stock............................................................       (5,623)      (3,521)
  Deferred financing costs..............................................................       (2,023)      (9,267)
  Other.................................................................................        1,470          363
                                                                                          -----------  -----------
Net cash provided by financing activities...............................................       87,839       25,816
                                                                                          -----------  -----------
Net Increase (Decrease) in Cash and Cash Equivalents....................................          493         (396)
Cash and Cash Equivalents at Beginning of Year..........................................        5,307        4,200
                                                                                          -----------  -----------
Cash and Cash Equivalents at End of Period..............................................  $     5,800  $     3,804
                                                                                          -----------  -----------
                                                                                          -----------  -----------

           See notes to condensed consolidated financial statements.

    THE FOLLOWING FINANCIAL STATEMENTS PRESENT THE CONSOLIDATED FINANCIAL POSITION AND RESULTS OF OPERATIONS OF BIG FLOWER PRESS HOLDINGS, INC., AS ISSUER OF 8 7/8% SENIOR SUBORDINATED NOTES DUE 2007, AND ITS SUBSIDIARIES.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)
                                              ASSETS
Current Assets:
  Cash and cash equivalents.........................................................   $     5,790    $    5,307
  Accounts receivable, net of allowance for doubtful
    accounts of $10,608 and $12,342.................................................       180,704       140,112
  Inventories.......................................................................        56,263        46,510
  Deferred income taxes and income tax receivable...................................        19,974        19,827
  Prepaid expenses and other current assets.........................................         8,104         4,625
                                                                                      -------------  ------------
      Total current assets..........................................................       270,835       216,381
Property, plant and equipment, net..................................................       436,288       384,848
Goodwill, net.......................................................................       466,901       415,601
Intangibles and other assets, net...................................................        72,266        37,438
                                                                                      -------------  ------------
      Total Assets..................................................................   $ 1,246,290    $1,054,268
                                                                                      -------------  ------------
                                                                                      -------------  ------------
                                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable..................................................................   $   150,113    $  133,648
  Compensation and benefits payable.................................................        40,816        45,281
  Accrued interest..................................................................         9,852        13,775
  Other current liabilities.........................................................        64,909        40,196
                                                                                      -------------  ------------
      Total current liabilities.....................................................       265,690       232,900

Due to parent.......................................................................         3,185         3,466
Long-term debt, net of current portion..............................................       713,192       590,045
Deferred income taxes...............................................................        39,077        27,811
Other long-term liabilities.........................................................        19,565        20,804
                                                                                      -------------  ------------
      Total liabilities.............................................................     1,040,709       875,026
                                                                                      -------------  ------------
Stockholder's equity:
  Accumulated deficit...............................................................       (46,960)      (67,643)
  Accumulated other comprehensive income............................................         3,664
  Other.............................................................................       248,877       246,885
                                                                                      -------------  ------------
      Total stockholder's equity....................................................       205,581       179,242
                                                                                      -------------  ------------
      Total Liabilities and Stockholder's Equity....................................   $ 1,246,290    $1,054,268
                                                                                      -------------  ------------
                                                                                      -------------  ------------

           See notes to condensed consolidated financial statements.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                               THREE MONTHS        NINE MONTHS
                                                                                  ENDED               ENDED
                                                                            SEPTEMBER 30, 1998  SEPTEMBER 30, 1998
                                                                            ------------------  ------------------
Net sales.................................................................     $    440,107       $    1,236,879
                                                                                   --------     ------------------
Operating expenses:
  Costs of production.....................................................          325,991              930,992
  Selling, general and administrative.....................................           52,397              151,390
  Depreciation............................................................           16,759               47,005
  Amortization of intangibles.............................................            5,160               16,893
                                                                                   --------     ------------------
                                                                                    400,307            1,146,280
                                                                                   --------     ------------------
Operating income..........................................................           39,800               90,599
                                                                                   --------     ------------------
Other expenses (income):
  Interest expense........................................................           14,711               41,502
  Amortization of deferred financing costs................................              481                1,252
  Interest income.........................................................             (153)                (353)
  Other, net..............................................................             (120)               3,125
                                                                                   --------     ------------------
                                                                                     14,919               45,526
                                                                                   --------     ------------------
Income before income taxes................................................           24,881               45,073
Income tax expense........................................................           11,445               20,734
                                                                                   --------     ------------------
Net income................................................................     $     13,436       $       24,339
                                                                                   --------     ------------------
                                                                                   --------     ------------------

           See notes to condensed consolidated financial statements.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                NINE MONTHS ENDED
                                                                                                SEPTEMBER 30, 1998
                                                                                                ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..................................................................................      $   24,339
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.............................................................          64,150
    Deferred income taxes.....................................................................            (552)
    Other.....................................................................................          (1,697)
    Changes in operating assets and liabilities (excluding effect of acquisitions):
      Increase in accounts receivable.........................................................         (25,691)
      Increase in inventories.................................................................          (6,252)
      Increase in prepaid expenses and other assets...........................................          (3,758)
      Increase in accounts payable and other liabilities......................................          10,353
                                                                                                      --------
Net cash provided by operating activities.....................................................          60,892
                                                                                                      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures........................................................................         (69,967)
  Acquisition of businesses, net of cash acquired.............................................         (47,555)
  Investments in equity instruments and leveraged lease transaction...........................         (28,159)
  Other investing activities..................................................................          (3,586)
                                                                                                      --------
Net cash used in investing activities.........................................................        (149,267)
                                                                                                      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under lines of credit........................................................         101,809
  Repayments of long-term debt................................................................         (25,967)
  Issuance of long-term debt..................................................................          17,500
  Increase in outstanding checks drawn on controlled disbursement accounts....................             674
  Dividends paid to parent....................................................................          (3,656)
  Other.......................................................................................          (1,502)
                                                                                                      --------
Net cash provided by financing activities.....................................................          88,858
                                                                                                      --------
Net Decrease in Cash and Cash Equivalents.....................................................             483
Cash and Cash Equivalents at Beginning of Year................................................           5,307
                                                                                                      --------
Cash and Cash Equivalents at End of Period....................................................      $    5,790
                                                                                                      --------
                                                                                                      --------

           See notes to condensed consolidated financial statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

    Big Flower Holdings, Inc. ("Holdings" and, together with its subsidiaries, the "Company") is the parent of Big Flower Press Holdings, Inc. ("Press"). The Company's operations are conducted through Press, which, in turn, conducts its operations through its operating subsidiaries. On October 17, 1997, the Company reorganized its legal structure and the common shares of Press, the previous parent company, were automatically exchanged for common shares of Holdings. As a result of this reorganization, Press became a wholly-owned subsidiary of Holdings. Prior to the formation of Holdings, the consolidated financial statements of the Company represented the accounts of Press and its subsidiaries. Separate footnote information is not presented for the financial statements of Press and its subsidiaries as that information is substantially equivalent to that presented below. Earnings per share data is not provided for the operating results of Press and its subsidiaries as Press is a wholly-owned subsidiary of Holdings.

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

2. ACQUISITIONS

    The Company completed six acquisitions in the fall of 1997 and seven in the first nine months of 1998. The timing of these acquisitions affects the comparability of the Company's financial statements.

    Between September and November 1997, the Company acquired Olwen Direct Mail, Ltd. ("Olwen"), the assets of companies operating as Riverside County Publishing Company ("RCPC"), Columbine JDS Systems, Inc. ("Columbine"), the assets of Gamma One, Inc. ("Gamma One"), the assets of IMPCO Enterprises, Inc. ("IMPCO") and Broadcast Systems Software Limited ("BSS").

    In the first quarter of 1998, the Company acquired Troypeak Limited and Pismo Limited (together, the "Fusion Group"). During the second quarter of 1998, the Company acquired Reach America, Inc. ("Reach America"), Enteron Group, Inc. ("Enteron"), ColorStream Technologies L.L.C. ("ColorStream"), Adtraq Data Systems ("Adtraq") and CJDS Adserve, Inc. ("Adserve"). In July 1998, the Company acquired Imaging Consortium, Inc. ("ICON"). Aggregate consideration for the 1998 acquisitions was approximately $90 million, including debt repaid and the issuance of approximately 295,000 shares of common stock. Goodwill arising in connection with these acquisitions was approximately $60 million. The amounts and allocations of costs recorded may require adjustment based upon information that is not currently available to the Company.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)
    The following unaudited pro forma information reflects the Company's results adjusted to include the acquired businesses as though all the acquisitions and related financing transactions had occurred at the beginning of 1997:

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             --------------------------
                                                                 1998          1997
                                                             ------------  ------------

                                                             (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Net sales..................................................  $  1,266,000(1) $  1,210,000(1)
Net income.................................................        22,400(1)       15,000(1)(2)
Earnings per share:
  Basic....................................................  $       1.13(1) $       0.75(1)(2)
  Diluted..................................................          1.02(1)         0.73(1)(2)

------------------------

(1) Excludes sales under a production arrangement with an unconsolidated printing venture in which the Company had a minority interest and the profits related to those sales. The Company sold its minority interest in the first quarter of 1998 and terminated the production arrangement.

(2) Excludes non-recurring costs related to the Company's secondary stock offering and the acquisition of Olwen as well as extraordinary losses related to the early termination of a credit facility and early extinguishment of debt.

3. INVENTORIES

    Inventories as of September 30, 1998, and December 31, 1997, are summarized as follows:

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1998           1997
                                                                  -------------  ------------
                                                                   (UNAUDITED)

                                                                        (IN THOUSANDS)
Paper...........................................................    $  46,637     $   34,324
Ink and chemicals...............................................        4,476          5,447
Other...........................................................        5,150          6,739
                                                                  -------------  ------------
                                                                    $  56,263     $   46,510
                                                                  -------------  ------------
                                                                  -------------  ------------

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

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

4. SEGMENT INFORMATION (CONTINUED)
    Following is unaudited information regarding the Company's segments:

                                                                     THREE MONTHS              NINE MONTHS
                                                                 ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                               ------------------------  ------------------------
                                                                  1998         1997          1998         1997
                                                               ----------  ------------  ------------  ----------

                                                                                 (IN THOUSANDS)
Net Sales..............  Insert Advertising & Newspaper        $  272,937  $    236,019  $    790,574  $  666,226
                           Services..........................
                         Direct Marketing Services...........      68,184        51,116       197,314     141,070
                         Digital Services....................      74,404        25,822       187,240      67,907
                         Specialty Products & Commercial           26,523        30,071        68,083      84,575
                           Printing..........................
                         Elimination of intersegment sales...      (1,941)       (1,449)       (6,332)     (3,860)
                                                               ----------  ------------  ------------  ----------
                         Consolidated........................  $  440,107  $    341,579  $  1,236,879  $  955,918
                                                               ----------  ------------  ------------  ----------
                                                               ----------  ------------  ------------  ----------
Operating                Insert Advertising & Newspaper        $   23,986  $     18,696  $     56,392  $   44,447
  Income...............    Services..........................
                         Direct Marketing Services...........       7,584         2,704        22,380      13,346
                         Digital Services....................       8,647         3,469        19,813       7,046
                         Specialty Products & Commercial            3,260         1,350         4,029       4,475
                           Printing..........................
                         General Corporate...................      (2,828)       (2,471)      (10,678)     (9,771)
                                                               ----------  ------------  ------------  ----------
                         Consolidated........................  $   40,649  $     23,748  $     91,936  $   59,543
                                                               ----------  ------------  ------------  ----------
                                                               ----------  ------------  ------------  ----------
Depreciation...........  Insert Advertising & Newspaper        $    8,015  $      6,268  $     23,731  $   19,051
                           Services..........................
                         Direct Marketing Services...........       3,467         2,775         9,722       7,975
                         Digital Services....................       4,474         1,573        11,148       4,423
                         Specialty Products & Commercial              729           959         2,182       2,840
                           Printing..........................
                         General Corporate...................         157           201           447         487
                                                               ----------  ------------  ------------  ----------
                         Consolidated........................  $   16,842  $     11,776  $     47,230  $   34,776
                                                               ----------  ------------  ------------  ----------
                                                               ----------  ------------  ------------  ----------
Amortization of          Insert Advertising & Newspaper        $    3,046  $      3,470  $     10,822  $   10,376
  Intangibles..........    Services..........................
                         Direct Marketing Services                    519           214         1,496         632
                         Digital Services....................       1,460           319         4,155         956
                         Specialty Products & Commercial              165           165           510         492
                           Printing..........................
                         General Corporate...................         125                         375
                                                               ----------  ------------  ------------  ----------
                         Consolidated........................  $    5,315  $      4,168  $     17,358  $   12,456
                                                               ----------  ------------  ------------  ----------
                                                               ----------  ------------  ------------  ----------

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

5. COMPREHENSIVE INCOME

    Following are components of the Company's comprehensive income for the first nine months of 1998 and 1997:

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------

                                                                              (IN THOUSANDS)
Net income (loss)........................................................  $  22,396  $  (1,329)
Other comprehensive income (expense):
  Unrealized gain on investments, net of tax.............................      3,646
  Foreign currency translation adjustment................................         18        (76)
                                                                           ---------  ---------
Total comprehensive income (loss)........................................  $  26,060  $  (1,405)
                                                                           ---------  ---------
                                                                           ---------  ---------

    The unrealized gain on investments relates to available-for-sale securities that are recorded at fair value based on available market information.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

    "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES," "INTENDS," "PLANS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S EXPECTATION AS TO WHEN IT WILL COMPLETE THE REMEDIATION AND TESTING PHASES OF ITS YEAR 2000 PROGRAM AS WELL AS ITS YEAR 2000 CONTINGENCY PLANS, ITS ESTIMATED COST OF ACHIEVING YEAR 2000 READINESS AND THE COMPANY'S BELIEF THAT ITS INTERNAL SYSTEMS AND EQUIPMENT WILL BE YEAR 2000 COMPLIANT IN A TIMELY MANNER. ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM PROJECTED RESULTS. FACTORS THAT MAY CAUSE THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO,

    - FLUCTUATIONS IN THE COST OF RAW MATERIALS USED BY THE COMPANY,

    - CHANGES IN THE ADVERTISING, MARKETING AND INFORMATION SERVICES MARKETS,

    - THE FINANCIAL CONDITION OF THE COMPANY'S CUSTOMERS,

    - THE GENERAL CONDITION OF THE UNITED STATES AND OTHER ECONOMIES,

    - THE AVAILABILITY OF QUALIFIED PERSONNEL AND OTHER INFORMATION TECHNOLOGY RESOURCES,

    - THE ABILITY TO IDENTIFY AND REMEDIATE ALL DATE SENSITIVE LINES OF COMPUTER CODE,

    - THE ABILITY TO REPLACE EMBEDDED COMPUTER CHIPS IN SYSTEMS OR EQUIPMENT AFFECTED BY YEAR 2000 ISSUES,

    - THE ACTIONS OF GOVERNMENT AGENCIES OR OTHER THIRD PARTIES WITH RESPECT TO YEAR 2000 ISSUES AND

    - MATTERS SET FORTH IN THIS DOCUMENT GENERALLY.

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

Condensed Consolidated Statements of Operations and Cash Flows for the three-month and nine-month periods ended September 30, 1998 and 1997:

                                                                         THREE MONTHS           NINE MONTHS
                                                                     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                     --------------------  ----------------------
                                                                       1998       1997        1998        1997
                                                                     ---------  ---------  ----------  ----------
                                                                              (PERCENTAGES OF NET SALES)
Net sales..........................................................      100.0%     100.0%      100.0%      100.0%
                                                                     ---------  ---------  ----------  ----------
Operating expenses:
  Costs of production..............................................       74.1       78.7        75.3        78.8
  Selling, general and administrative..............................       11.7        9.7        12.1        10.1
  Depreciation.....................................................        3.8        3.4         3.8         3.6
  Amortization of intangibles......................................        1.2        1.2         1.4         1.3
                                                                     ---------  ---------  ----------  ----------
                                                                          90.8       93.0        92.6        93.8
                                                                     ---------  ---------  ----------  ----------
Operating income...................................................        9.2%       7.0%        7.4%        6.2%
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
EBITDA.............................................................       14.3%      11.6%       12.6%       11.2%
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------

                                                                                    (IN THOUSANDS)
EBITDA.............................................................  $  62,806  $  39,692  $  156,524  $  106,775
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
Net cash provided by operating activities..........................  $  37,702  $  24,191  $   63,322  $   66,285
Net cash used in investing activities..............................     33,868     56,319     150,668      92,497
Net cash (used in) provided by financing activities................     (2,795)    31,234      87,839      25,816

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

CONSOLIDATED RESULTS

                                                   THREE MONTHS                          NINE MONTHS
                                               ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                              ----------------------               ------------------------
                                                 1998        1997       CHANGE         1998         1997       CHANGE
                                              ----------  ----------  -----------  ------------  ----------  -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...................................  $  440,107  $  341,579        28.8%  $  1,236,879  $  955,918        29.4%
Operating income............................      40,649      23,748        71.2%        91,936      59,543        54.4%
Net income (loss)...........................      13,005      (4,444)     --             22,396      (1,329)     --
Diluted earnings (loss) per share...........        0.57       (0.23)     --               1.03       (0.07)     --

    NET SALES

    Revenue increases in 1998 were due primarily to acquisitions completed between September 1997 and July 1998. Slightly offsetting the acquisition impact, however, was the reduction in Specialty Products & Commercial Printing sales caused by the divestiture of an investment in a printing venture and the discontinuation of a related production agreement that generated approximately $20 million of sales annually at break-even profitability. In addition, a substantial portion of sales in the Insert Advertising & Newspaper Services business includes the pass-through cost of paper provided to customers, and revenue amounts can vary based on changing paper prices and the proportion of paper provided by customers themselves.

    Adjusting to include the operations of all businesses currently owned for the entire comparable periods (and excluding the sales related to the divested investment described above), net sales increased slightly for the third quarter of 1998 and rose approximately 5% for the first nine months of 1998. Adjusting further for the effect of ink and paper variations (i.e., to exclude the cost of ink and paper), "value added" revenue increased approximately 10% for both the quarter and nine-month periods when including comparable businesses in all periods.

    These comparable-business results reflect positive growth trends in the all of the Company's business segments, particularly Direct Marketing Services and Digital Services.

    OPERATING EXPENSES

    As a percentage of net sales, operating expenses in total declined due to increased sales and productivity that more than offset the increased infrastructure costs inherent in expanding the individual businesses. Variances in expense category ratios also reflect:

    - the Company's changing business mix as it acquires more companies to expand the Digital Services and Direct Marketing Services segments, where paper is a smaller component of costs and a higher proportion of the cost structure is related to selling than to production.

    - more rapid organic growth of business in the Digital Services and Direct Marketing Services segments in proportion to the Company's total, and

    - increased demand for higher margin products in the Insert Advertising & Newspaper Services segment.

    As a result of these factors, costs of production as a percentage of net sales decreased to 74.1% for the current quarter from 78.7% last year, with paper costs accounting for 31.2% of net sales in the 1998 period as compared to 37.4% in the 1997 period. Selling, general and administrative expenses increased to 11.7% of net sales in 1998 from 9.7% in 1997.

    For the first nine months of 1998, costs of production as a percentage of net sales decreased to 75.3% from 78.8% for the same period last year with paper costs representing 32.7% of net sales in 1998 and 36.5% in 1997. Selling, general and administrative expenses for the first nine months of 1998 increased to 12.1% of net sales from 10.1% in the comparable 1997 period.

    Selling, general and administrative expenses in the three-month and nine-month periods in 1997 include $3.2 million of non-recurring costs related to the acquisition of Olwen. The nine-month period in 1997 also includes $0.6 million of non-recurring costs related to the Company's secondary stock offering. Excluding these costs, the ratio of selling, general and administrative expenses to net sales was 8.7% for the third quarter of 1997 and 9.7% for the nine-month period.

    OPERATING INCOME AND EARNINGS PER SHARE

    Operating income for the third quarter of 1998 increased 71.2% over the prior year period to 9.2% of net sales versus 7.0% last year (7.9% in 1997 excluding the non-recurring costs discussed in the previous section). For the nine-month periods, 1998 operating income increased 54.4% over the prior year to 7.4% of net sales versus 6.2% last year (6.6% in 1997 excluding the non-recurring costs). Adjusted to exclude the non-recurring costs in 1997 and to include comparable businesses for the entire comparable periods, operating income increased approximately 20% for the three-month period and approximately 10% for the nine-month period when compared with the prior year.

    In addition to the factors noted above, the increases in net income and diluted earnings per share also reflect comparison to net losses that include extraordinary losses of (a) $3.0 million (net of tax benefit), or 16 cents per share, recorded in the second quarter of 1997 related to the early termination of a revolving credit facility and (b) $10.5 million (net of tax benefit), or 54 cents per share, recorded in the third quarter of 1997 related to the early extinguishment of debt. The year-over-year increases in weighted average diluted shares are due to the assumed conversion of redeemable convertible preferred securities issued in October 1997.

RESULTS BY SEGMENT

    INSERT ADVERTISING & NEWSPAPER SERVICES

                                                     THREE MONTHS                         NINE MONTHS
                                                 ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                ----------------------               ----------------------
                                                   1998        1997       CHANGE        1998        1997       CHANGE
                                                ----------  ----------  -----------  ----------  ----------  -----------
                                                                             (IN THOUSANDS)
Net sales.....................................  $  272,937  $  236,019        15.6%  $  790,574  $  666,226        18.7%
Operating income..............................      23,986      18,696        28.3%      56,392      44,447        26.9%

    The increases in net sales and operating income are mostly the result of the acquisition of RCPC in October 1997. Adjusted to include RCPC for the comparable periods in 1997, net sales were flat for the third quarter of 1998 and increased approximately 5% for the nine-month period. Adjusting for the cost of paper and the effect of customer supplied paper, "value added" revenue including RCPC in all periods increased approximately 5% for both the three-month and nine-month periods. Operating income, including RCPC in all periods, increased approximately 15% for both the quarterly and the nine-month periods.

    The comparable "value added" revenue results reflect the steady growth of TC Advertising's primary insert customer categories of general merchandise, specialty, grocery, drug, furniture and home improvement stores, as well as newspaper television listings magazines. In addition, this segment benefited from higher demand for targeted inserts and versioning services to customize inserts for different regions of a customer's business.

    The higher rate of operating income growth in both the three-month and nine-month periods also stemmed from operating synergies with RCPC that yielded more efficient production for the combined business, as well as a continued focus on productivity and expense control.

    DIRECT MARKETING SERVICES

                                                   THREE MONTHS                        NINE MONTHS
                                               ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                               --------------------               ----------------------
                                                 1998       1997       CHANGE        1998        1997       CHANGE
                                               ---------  ---------  -----------  ----------  ----------  -----------
                                                                           (IN THOUSANDS)
Net sales....................................  $  68,184  $  51,116        33.4%  $  197,314  $  141,070        39.9%
Operating income.............................      7,584      2,704       180.5%      22,380      13,346        67.7%

    Net sales and operating income increases in this segment over the prior year reflect, in part, the impact of acquisitions in 1997 and 1998. Adjusting to include acquired businesses for the full comparable periods, sales increased approximately 10% in the third quarter and the nine-month periods. Operating income, excluding the non-recurring costs related to the acquisition of Olwen in September 1997, increased 28.8% in the quarter and 35.4% for the nine-month period. Adjusting further to include all acquired companies for full comparable periods, the increases were approximately 25% for the quarter and approximately 20% for the first nine months of 1998.

    The net sales results for both periods reflect increased demand for customized direct mail, principally from customers in the publishing, financial services, retail, non-profit, automotive and telecommunications industries.

    The operating income results reflect the impact of strong growth in higher-margin imaged direct mail product lines and the effective management of expenses, tempered by investments in data analysis and data mining portions of the business to allow for expansion of service offerings.

    DIGITAL SERVICES

                                                     THREE MONTHS                        NINE MONTHS
                                                 ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                 --------------------               ---------------------
                                                   1998       1997       CHANGE        1998       1997       CHANGE
                                                 ---------  ---------  -----------  ----------  ---------  -----------
                                                                            (IN THOUSANDS)
Net sales......................................  $  74,404  $  25,822       188.1%  $  187,240  $  67,907       175.7%
Operating income...............................      8,647      3,469       149.3%      19,813      7,046       181.2%

    Increases in sales and operating income for this segment are principally attributable to the acquisitions of Columbine and Gamma One in October 1997 as well as the additions of the Fusion Group, Enteron, Reach America, Adtraq, Adserve and ICON in 1998. Adjusting to include these businesses in all periods, net sales increased approximately 5% for the third quarter and approximately 10% for the first nine months of 1998 as compared to the same periods in 1997. Operating income for the nine-month period on the same basis of comparison increased approximately 10% over the first nine months of 1997, although the third quarter operating income, on the same basis, decreased approximately 5% when compared with the prior year quarter, which reflected pro forma growth of approximately 90%.

    The increases in comparable-business net sales were primarily due to increased demand for packaging and retail premedia services, digital asset management services and Columbine's next-generation product line. These gains more than offset shortfalls in commercial premedia services and a decline in fees related to Columbine's legacy products as the Company focuses on the next-generation product line. The increase for the nine-month period was also due to first-quarter growth in fee and consulting revenues related to large software contracts in both domestic and international markets.

    Despite the profit gains from the increased sales, operating income growth, on a comparable-business basis, was at a lower level than sales growth due to staffing investments in the component businesses to accommodate business expansion and a large accounts receivable write-off stemming from a customer's bankruptcy.

    SPECIALTY PRODUCTS & COMMERCIAL PRINTING

                                                      THREE MONTHS                       NINE MONTHS
                                                  ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                  --------------------               --------------------
                                                    1998       1997       CHANGE       1998       1997       CHANGE
                                                  ---------  ---------  -----------  ---------  ---------  -----------
                                                                             (IN THOUSANDS)
Net sales.......................................  $  26,523  $  30,071       -11.8%  $  68,083  $  84,575       -19.5%
Operating income................................      3,260      1,350       141.5%      4,029      4,475       -10.0%

    The decreases from the prior year in net sales were the result of the divestiture of a minority interest in a commercial printing venture at the end of the first quarter of 1998 as part of management's strategy to de-emphasize and re-deploy the assets associated with commercial printing. A production arrangement related to this investment had yielded approximately $20 million of break-even revenue annually. Excluding these sales from all periods, revenues increased approximately 15% in the third quarter and increased slightly for the nine-month period. Continuing softness in commercial printing was offset by growth in the fragrance sampler product lines in the third quarter. The decline in operating profits in the nine-month period resulted from soft sales in both of these categories in the first half of 1998.

INTEREST EXPENSE

                                                      THREE MONTHS                       NINE MONTHS
                                                  ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                  --------------------               --------------------
                                                    1998       1997       CHANGE       1998       1997       CHANGE
                                                  ---------  ---------  -----------  ---------  ---------  -----------
                                                                             (IN THOUSANDS)
Interest expense................................  $  14,588  $   9,805        48.8%  $  41,135  $  29,309        40.3%
Average interest rate...........................       8.23%      8.35%                   8.30%      8.55%
Average borrowing rate including the effect of
  convertible preferred securities..............       7.93%                              7.97%

    Interest expense in 1998 increased over the 1997 periods due to higher debt levels related primarily to acquisitions although the average rate of interest declined as compared to the 1997 periods. The decreased rate reflects the lower cost of the Company's variable rate debt and the redemption of higher-yield debt in 1997. In addition, the issuance of redeemable convertible preferred securities in October 1997 allowed repayment of revolving credit facility indebtedness.

OTHER EXPENSES, NET

    Other expenses, net, consist primarily of costs associated with the Company's accounts receivable securitization facility. These costs amounted to $1.6 million in the third quarter of 1998 compared to $1.5 million in the 1997 quarter. For the first nine months of the year, these costs totaled $4.7 million in 1998 and $4.5 million in 1997. The three-month and nine-month periods ended September 30, 1998, also include $1.9 million and $3.3 million, respectively, of income earned on a tax-advantaged investment accounted for as a leveraged lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The amount of investment income excludes interest costs incurred on borrowings used to finance the investment.

INCOME TAXES

    The Company's effective income tax rate for the third quarter of 1998 was 46.0% as compared to 49.1% in the same period last year. For the nine-month period, the rate was also 46.0% compared to 48.6% in the first nine months of 1997. The effective rates exceeded the federal statutory rate due primarily to state income taxes and amortization of certain goodwill that is not deductible for income tax purposes.

    The lower effective tax rates in 1998 reflect the proportionally lower level of non-deductible goodwill expense in relation to expected taxable income for the year.

LIQUIDITY AND CAPITAL RESOURCES

    The operations of the Company historically have been funded with internally generated funds, term loans, borrowings under revolving credit facilities and utilization of an accounts receivable securitization facility. At September 30, 1998, the Company had approximately $179.5 million available to borrow under its revolving credit facility. Management believes that the facility in place will be sufficient to meet the Company's operational needs for the near future.

    At September 30, 1998, the Company's current assets exceeded current liabilities by $5.8 million. At December 31, 1997, the Company's current liabilities exceeded current assets by $17.5 million. Adjusting for assets removed from the balance sheet in connection with the accounts receivable securitization facility, net working capital was $100.5 million at September 30, 1998 (a current ratio of 1.38 to 1) compared to $83.6 million at December 31, 1997 (a current ratio of 1.36 to 1).

    Cash flows provided by operating activities for the first nine months of 1998 were $63.3 million, compared to $66.3 million in the first nine months of 1997. Although net earnings before depreciation and amortization in the 1998 period increased in comparison to the prior year period, the cash flows from operations were lower due to the lower proportionate utilization of the accounts receivable securitization facility and the timing of payments for current liabilities.

    Cash from operations and borrowings under the revolving credit facility funded capital expenditures of $71.4 million and $60.1 million for the nine months ended September 30, 1998 and 1997, respectively. Borrowings under the revolving credit facility and the issuance of debt funded investments and acquisitions of $75.7 million during the first nine months of 1998 and acquisitions costing $32.7 million in 1997. Cash flows from financing activities in the third quarter of 1998 reflect the lower level of acquisition activity compared to the third quarter of 1997 while the year-to-date cash flows reflect the financing of acquisitions in the first half of 1998.

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

SEASONALITY AND OTHER FACTORS

    While the insert advertising portion of the Company's Insert Advertising & Newspaper Services segment is somewhat seasonal in nature, the growth of other segments has reduced the overall seasonality of the Company's revenues. On a pro forma basis, assuming all businesses owned at September 30, 1998 had been owned for all of 1997, the net sales percentages for the Company for the year ended December 31, 1997 would have been 23% in the first quarter, 24% in the second, 26% in the third and 27% in the fourth. Profitability, however, continues to follow a more seasonal pattern for all segments and lower margins in the first quarter must absorb fixed depreciation, amortization, interest and preferred dividend costs that are incurred evenly throughout the year. Based on its historical experience and projected operations, the Company expects its operating results in the near future to be highest in the fourth quarter and lowest in the first.

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

YEAR 2000

    The Company has undertaken a comprehensive program to address the issue of computer software and embedded microchips which are unable to distinguish between the year 1900 and the year 2000 within the Company and in the products and services purchased from its material suppliers. (the "Year 2000 Project"). The Company has established Year 2000 teams at TC Advertising, Webcraft, Laser Tech and Columbine, as well as at the Company's headquarters office. The general approach employed by each of the Company's Year 2000 teams is: (1) inventorying assets that may be affected by Year 2000 issues; (2) assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material; (4) repairing or replacing material items that are determined not to be Year 2000 compliant; (5) testing material items; (6) identifying material vendors and customers (collectively, "Trading Partners") and contacting each Trading Partner to determine whether the products and/or services purchased from or sold to such Trading Partner will be materially affected by the millenium year change; (7) designing and implementing contingency plans where appropriate; and
(8) reviewing progress monthly with the Company's senior executives and quarterly with the Company's Board of Directors.

    TC Advertising has completed its inventory of all material assets. It has successfully tested its main business systems, networks, personal computer ("PC") hardware and most PC software and administrative equipment. TC Advertising is in the process of testing its production equipment and intends to complete testing of all material Year 2000 assets by the end of the first quarter of 1999. TC Advertising has identified customers with whom it exchanges electronic transmissions and has tested successfully the material means of transmission utilized in such exchanges.

    Webcraft has completed its inventory of all material assets except those of one recently acquired business, which it expects to complete by the end of 1998. Webcraft also expects to complete remediation of its main unit business systems by the end of 1998. Other remediation, upgrade and replacement projects underway at Webcraft's subsidiaries are expected to be completed by the middle of 1999. Webcraft has begun testing its production equipment and plans to complete testing of its material Year 2000 assets by the middle of 1999. Webcraft has limited electronic interaction with its customers but intends to test these interactions by the middle of 1999.

    Laser Tech has completed its inventory of all material assets and has begun testing such assets. Since many hardware and software assets are similar across Laser Tech's numerous sites, centralized tests are being performed for common assets and each subsidiary is testing material assets unique to its operations. Many of the electronic premedia assets are off-the-shelf, Macintosh-based hardware and software which, based upon information provided by Apple Computer Inc., Laser Tech believes are generally less susceptible to Year 2000 issues. Test results will be shared among Laser Tech and its subsidiaries. As planned, Laser Tech is replacing several financial systems with a new system from Oracle Corporation, which the vendor has designed and has publicly represented to be Year 2000 compliant. Laser Tech's testing of material Year 2000 assets is expected to be completed during the first quarter of 1999.

    Columbine develops and markets software products and related services. Columbine has compiled an inventory of material assets. Year 2000 compliant versions of Columbine's major products are currently in use by a number of customers. Columbine is now focusing on additional testing of third-party products embedded in its software. It has successfully tested PCs and servers and is currently concentrating on testing remaining internal systems, which it expects to complete by the middle of 1999. Columbine has had extensive communications with its customers, including identifying products that require patches or upgrades to become Year 2000 compliant or that will not be made Year 2000 compliant and providing upgrade plans and kits for customer testing of these upgraded products.

    All Year 2000 teams are obtaining information from production and other equipment manufacturers to identify and test embedded microchips and date-related components of various equipment. Each group is in the process of identifying material Trading Partners and has initiated communications with material suppliers about their plans and progress in addressing the Year 2000 issue. Detailed evaluations of the most critical Trading Partners have been initiated and are scheduled for completion by mid-1999, with follow-up reviews planned during the remainder of 1999. These evaluations will be followed, where appropriate, by the development of contingency plans. In general, the Company began its examination of various contingency plans in the fourth quarter of 1998 and expects to complete the same by mid-1999. Communications with customers have begun and will continue into 1999 to ensure continued service levels. As time passes, it is foreseeable that additional Year 2000 issues will arise due to business acquisitions or other reasons, in which case the Company will address such issues as they arise. The Company will evaluate future acquisition candidates for Year 2000 compliance prior to acquisition, where feasible, and will conduct appropriate assessment, remediation, testing and contingency planning following completion of any such acquisition.

    The headquarters office Year 2000 team has been coordinating and overseeing the Year 2000 response of the operating units. Since August 1998, a detailed monthly report has been submitted to and discussed with senior executives of the Company, including the Chief Executive Officer and Chief Financial Officer. Since the second quarter of 1998, a quarterly progress report has been submitted to and discussed with the Company's Board of Directors. The Company plans to continue such periodic reporting to its senior officers and its Board of Directors.

COSTS

    The estimated total cost of the Year 2000 Project is approximately $4.5 million, of which approximately $3.0 million reflects allocation of internal costs and approximately $1.5 million reflects amounts for external consultants, equipment, hardware and software. The total amount spent on the Year 2000 Project through September 30, 1998 was approximately $2.2 million, of which approximately $1.8 million reflected allocation of internal costs and approximately $0.4 million related to external costs, principally consultants. Because the Company had planned to replace certain financial systems before formal consideration of the Year 2000 issue, the cost of implementing the Oracle financial system at Laser Tech is not included in these cost estimates. Therefore, the total cost associated with Year 2000 efforts is not expected to be material to the Company's consolidated financial position or results of operations. However, because of the early stage of this matter at certain of the Company's Trading Partners, there can be no assurance that it will not ultimately have such an effect.

RISKS

    The failure to address a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the diversity and decentralized nature of the Company's operations, there are few systems the failure of which would have a material adverse effect on the Company as a whole. Nonetheless, the Company relies upon utility companies, telecommunication services providers, the United States postal service, the financial services industry and other suppliers outside of its control and there can be no assurance that such suppliers or other third parties will not suffer a Year 2000 business disruption. The failure of the systems or equipment of one or more third parties (which the Company believes is the most reasonably likely worst case scenario) could result in the reduction or suspension of one or more of the Company's operations and could have a material adverse effect on the Company's consolidated financial position or results of operations. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of its Trading Partners and its Trading Partners' customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's consolidated financial condition or results of operations. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of its material Trading Partners. The Company believes that, with the implementation of new business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be greatly reduced.

FORWARD-LOOKING STATEMENTS

    Readers are cautioned that forward-looking statements contained herein concerning the Year 2000 should be read in conjunction with the Company's disclosures under the heading: "SAFE HARBOR STATEMENT" beginning on page 14.

                           PART II--OTHER INFORMATION
                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1.    LEGAL PROCEEDINGS--

           No reportable developments occurred with respect to legal proceedings during the quarter ended September 30, 1998.

ITEM 2.    CHANGES IN SECURITIES--

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES--

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS--

           None

ITEM 5.    OTHER INFORMATION--

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K--

    (a) Exhibits

        27.1-2 Financial Data Schedules.

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BIG FLOWER HOLDINGS, INC.

                                          /S/ RICHARD L. RITCHIE
                                ------------------------------------------
                                            Richard L. Ritchie
                                    EXECUTIVE VICE PRESIDENT AND CHIEF
                                FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)

DATE: November 13, 1998
                                BIG FLOWER PRESS HOLDINGS, INC.

                                          /S/ RICHARD L. RITCHIE
                                ------------------------------------------
                                            Richard L. Ritchie
                                    EXECUTIVE VICE PRESIDENT AND CHIEF
                                FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)

DATE: November 13, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------

    27.1-2   Financial Data Schedules.