Form 10-Q
period 1999-03-31
BIG FLOWER HOLDINGS INC/; BIG FLOWER PRESS HOLDINGS INC /PRED/
filed 1999-05-14
CIK 1048662, 924146

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

                         Commission File Number 0-29474
                           BIG FLOWER HOLDINGS, INC.

                         Commission File Number 1-14084
                        BIG FLOWER PRESS HOLDINGS, INC.

          (Exact Names of Registrants as Specified in Their Charters)

     DELAWARE            13-3971556
     DELAWARE            13-3768322
                      (I.R.S. Employer
                       Identification
                            Nos.)
     (State of
  incorporation)

                              3 East 54(th) Street
                            New York, New York 10022
                                 (212) 521-1600
   (Address and telephone number of Registrants' Principal Executive Offices)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of April 30, 1999, there were approximately 19,700,000 shares of Big Flower Holdings, Inc.'s common stock, par value $0.01 per share, outstanding. There is no market for the common stock of Big Flower Press Holdings, Inc., all outstanding shares of which are owned by Big Flower Holdings, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets of Big Flower Holdings, Inc. and Subsidiaries at March 31,
       1999 and December 31, 1998..........................................................................           3

        Condensed Consolidated Statements of Operations of Big Flower Holdings, Inc. and Subsidiaries for
       the Three Months Ended March 31, 1999 and 1998......................................................           4

        Condensed Consolidated Statements of Cash Flows of Big Flower Holdings, Inc. and Subsidiaries for
       the Three Months Ended March 31, 1999 and 1998......................................................           5

        Notes to Condensed Consolidated Financial Statements of Big Flower Holdings, Inc. and
       Subsidiaries........................................................................................           6

        Condensed Consolidated Balance Sheets of Big Flower Press Holdings, Inc. and Subsidiaries at March
       31, 1999 and December 31, 1998......................................................................          10

        Condensed Consolidated Statements of Operations of Big Flower Press Holdings, Inc. and Subsidiaries
       for the Three Months Ended March 31, 1999 and 1998..................................................          11

        Condensed Consolidated Statements of Cash Flows of Big Flower Press Holdings, Inc. and Subsidiaries
       for the Three Months Ended March 31, 1999 and 1998..................................................          12

ITEM 2.

        Management's Discussion and Analysis of Financial Condition and Results of Operations..............          13

ITEM 7A.

        Quantitative and Qualitative Disclosures about Market Risk.........................................          22

PART II--OTHER INFORMATION.................................................................................          24

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1999          1998
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
                                                     ASSETS
Current Assets:
  Cash and cash equivalents..........................................................  $      9,864   $    8,504
  Accounts receivable, net...........................................................       188,565      186,863
  Inventories........................................................................        50,030       47,954
  Prepaid expenses and other current assets..........................................        11,802       15,648
  Deferred income taxes and income tax receivable....................................         9,653       10,880
                                                                                       ------------  ------------
      Total current assets...........................................................       269,914      269,849
Property, plant and equipment, net...................................................       482,975      457,988
Goodwill, net of accumulated amortization of $44,860 and $40,379.....................       540,780      483,373
Long-term investments................................................................       173,056       74,391
Other assets, net....................................................................        39,958       42,581
                                                                                       ------------  ------------
      Total Assets...................................................................  $  1,506,683   $1,328,182
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                             LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable...................................................................  $    139,671   $  151,054
  Compensation and benefits payable..................................................        39,924       48,983
  Accrued interest...................................................................        14,998       16,991
  Accrued income taxes...............................................................         1,032        9,578
  Other current liabilities..........................................................        41,038       49,024
                                                                                       ------------  ------------
      Total current liabilities......................................................       236,663      275,630
Long-term debt, net of current portion...............................................       857,324      731,080
Deferred income taxes................................................................        94,952       52,507
Other long-term liabilities..........................................................        28,774       26,755
                                                                                       ------------  ------------
      Total liabilities..............................................................     1,217,713    1,085,972
                                                                                       ------------  ------------
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust whose sole assets are the convertible subordinated debentures of
  Big Flower Holdings, Inc...........................................................       114,075      115,000
                                                                                       ------------  ------------
Stockholders' equity:
  Preferred stock....................................................................
  Common stock.......................................................................           197          197
  Additional paid-in capital.........................................................       143,517      146,135
  Accumulated deficit................................................................       (28,046)     (30,872)
  Accumulated other comprehensive income.............................................        59,968       12,522
  Other..............................................................................          (741)        (772)
                                                                                       ------------  ------------
      Total stockholders' equity.....................................................       174,895      127,210
                                                                                       ------------  ------------
      Total Liabilities and Equity...................................................  $  1,506,683   $1,328,182
                                                                                       ------------  ------------
                                                                                       ------------  ------------

           See Notes to Condensed Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
Net sales.................................................................................  $  420,323  $  383,902
                                                                                            ----------  ----------
Operating expenses:
  Costs of production.....................................................................     313,286     296,212
  Selling, general and administrative.....................................................      60,166      47,413
  Depreciation............................................................................      18,907      14,889
  Amortization of intangibles.............................................................       5,389       5,868
                                                                                            ----------  ----------
                                                                                               397,748     364,382
                                                                                            ----------  ----------
Operating income..........................................................................      22,575      19,520
                                                                                            ----------  ----------
Other expenses (income):
  Interest expense........................................................................      17,215      13,029
  Amortization of deferred financing costs................................................         716         429
  Interest income.........................................................................        (220)       (120)
  Preferred dividends of a subsidiary trust...............................................       1,702       1,725
  Other, net..............................................................................      (2,071)      2,447
                                                                                            ----------  ----------
                                                                                                17,342      17,510
                                                                                            ----------  ----------
Income before income taxes................................................................       5,233       2,010
Income tax expense........................................................................       2,407         925
                                                                                            ----------  ----------
Net income................................................................................  $    2,826  $    1,085
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Earnings per share:
  Basic...................................................................................  $     0.14  $     0.06
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................  $     0.14  $     0.05
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Weighted average shares outstanding:
  Basic...................................................................................      19,723      19,455
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................      20,624      20,563
                                                                                            ----------  ----------
                                                                                            ----------  ----------

           See Notes to Condensed Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                 THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................................  $    2,826  $    1,085
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................      24,296      20,757
    Deferred income taxes.................................................................       1,822         567
    Other non-cash income and expense, net................................................      (3,244)      3,217
    Changes in operating assets and liabilities (excluding effect of acquisitions):
      Increase in accounts receivable.....................................................       8,694       8,509
      Decrease (increase) in inventories..................................................         101      (2,843)
      Increase in prepaid expenses and other assets.......................................         (65)     (3,060)
      Decrease in accounts payable and other liabilities..................................     (34,425)    (13,154)
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................           5      15,078
                                                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses, net of cash acquired........................................     (48,076)    (24,399)
  Capital expenditures....................................................................     (22,473)    (19,560)
  Investments in equity securities........................................................      (7,965)     (3,333)
  Software development costs capitalized..................................................      (2,697)       (733)
  Other investing activities..............................................................       1,991          51
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................     (79,220)    (47,974)
                                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facilities........................................     129,365      40,160
  Repayments of long-term debt............................................................     (33,428)     (3,672)
  Decrease in outstanding checks drawn on controlled disbursement accounts................     (12,153)     (1,726)
  Repurchase of common stock..............................................................      (2,840)     (3,342)
  Deferred financing costs................................................................        (413)       (240)
  Issuance of common stock................................................................         204         205
                                                                                            ----------  ----------
Net cash provided by financing activities.................................................      80,735      31,385
                                                                                            ----------  ----------
Effect of exchange rate changes on cash...................................................        (160)        (21)
                                                                                            ----------  ----------
Net increase (decrease) in cash and cash equivalents......................................       1,360      (1,532)
Cash and cash equivalents at beginning of year............................................       8,504       5,307
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $    9,864  $    3,775
                                                                                            ----------  ----------
                                                                                            ----------  ----------

           See Notes to Condensed Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

    The Company is responsible for the unaudited financial statements included in this document. The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for the fair presentation of its financial position and operating results. The Company prepared the condensed financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP. As these are condensed financial statements, one should also read the financial statements and notes in the Company's latest Form 10-K.

    Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

    Certain amounts for prior periods have been reclassified to conform to the current period presentation.

    The financial statements on pages 10 through 12 present the consolidated financial position and results of operations of Big Flower Press Holdings, Inc. ("Press") and its subsidiaries as Press is the issuer of currently outstanding 8 7/8% Senior Subordinated Notes Due 2007 and 8 5/8% Senior Subordinated Notes Due 2008. Separate footnote information is not presented for the financial statements of Press and its subsidiaries as that information is substantially equivalent to that presented below. Earnings per share data is not provided for the operating results of Press and its subsidiaries as Press is a wholly-owned subsidiary of Big Flower Holdings, Inc.

2. ACQUISITIONS

    The Company completed ten acquisitions in 1998 and one in January 1999. The timing of these acquisitions affects the comparability of the Company's financial statements.

    In 1998, the Company acquired

    - Troypeak Limited and Pismo Limited in March,

    - Reach America, Inc. in April,

    - Enteron Group, Inc. and ColorStream Technologies L.L.C. in May,

    - Adtraq Data Systems and CJDS Adserve, Inc. in June,

    - Imaging Consortium, Inc. in July, and

    - DSI Datatrak Systems, Inc. and Admagic Group, Limited in November.

    On January 4, 1999, the Company acquired Colorgraphic Direct Response Limited ("Colorgraphic") for approximately $81 million in cash, including debt repaid. Goodwill arising in connection with this acquisition was approximately $66 million. The amounts and allocations of costs recorded may require adjustment based upon information that is not currently available to the Company.

    The following unaudited pro forma information reflects the Company's results adjusted to include the acquired businesses as though all the acquisitions and related financing transactions had occurred at the

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)
beginning of 1998. As Colorgraphic was acquired at the beginning of the first quarter of 1999 and its results are reflected in the Company's actual results, no pro forma adjustment for that period is necessary.

                                                                           THREE MONTHS ENDED
                                                                             MARCH 31, 1998
                                                                           -------------------
                                                                             (IN THOUSANDS,
                                                                            EXCEPT PER SHARE
                                                                                AMOUNTS)
Net sales................................................................      $   423,500(1)
Net income...............................................................            1,500(1)
Earnings per share:
  Basic..................................................................      $      0.08(1)
  Diluted................................................................             0.07(1)

------------------------

(1) Excludes sales under a production arrangement with an unconsolidated printing venture in which the Company had a minority interest and the profits related to those sales. The Company sold its minority interest in April 1998 and terminated the production arrangement.

3. ACCOUNTS RECEIVABLE

    Accounts receivable excludes balances sold in connection with a securitization facility, the proceeds of which serve to reduce long-term borrowings under the Company's revolving credit facility. As of March 31, 1999 and December 31, 1998, interests of $74.5 million and $117.6 million, respectively, had been sold under this program and are reflected as reductions of accounts receivable.

4. INVENTORIES

    Inventories are summarized as follows:

                                                                     MARCH 31,   DECEMBER 31,
                                                                       1999          1998
                                                                    -----------  ------------
                                                                    (UNAUDITED)

                                                                         (IN THOUSANDS)
Paper.............................................................   $  34,926    $   32,556
Work in process...................................................       5,851         6,189
Ink and chemicals.................................................       4,833         4,354
Other.............................................................       4,420         4,855
                                                                    -----------  ------------
                                                                     $  50,030    $   47,954
                                                                    -----------  ------------
                                                                    -----------  ------------

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

5. INVESTMENTS

    Investments consisted of the following:

                                                                     MARCH 31,   DECEMBER 31,
                                                                       1999          1998
                                                                    -----------  ------------
                                                                    (UNAUDITED)

                                                                         (IN THOUSANDS)
Investments in leveraged leases...................................   $  53,689    $   51,755
Investments in equity securities..................................     119,367        28,765
                                                                    -----------  ------------
                                                                       173,056        80,520
Less: portion included in other current assets....................                    (6,129)
                                                                    -----------  ------------
Long-term investments.............................................   $ 173,056    $   74,391
                                                                    -----------  ------------
                                                                    -----------  ------------

    In 1998 and 1999, the Company invested in several internet businesses at a total cost of $15.6 million. The investments in two of these businesses, 24/7 Media, Inc. ("TFSM") and MiningCo.com, Inc., the stock of each of which is publicly traded, are recorded at the closing market price of the shares as of the balance sheet date. The investments in the other businesses (including WorldGate Communications, Inc., Nu-Tel Corporation and Andromedia, Inc., none of which were publicly traded as of March 31, 1999) are recorded at cost. The cumulative unrealized pre-tax gain of $103.8 million on the publicly-traded equity investments is included in accumulated other comprehensive income, net of tax.

    The unrealized gain does not include warrants that the Company holds to purchase shares of TFSM, which warrants are not publicly traded and do not have a readily determinable market value. The Company had an unrealized pre-tax gain on these warrants of $36.7 million as of March 31, 1999, based on the difference between the closing market price of TFSM's common stock and the exercise price of the warrants.

6. COMPREHENSIVE INCOME

    Following are components of the Company's comprehensive income:

                                                                               THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                           --------------------
                                                                             1999       1998
                                                                           ---------  ---------
                                                                               (UNAUDITED)

                                                                              (IN THOUSANDS)
Net income...............................................................  $   2,826  $   1,085
Other comprehensive income (expense):
  Unrealized gain on investments, net of tax.............................     49,579
  Foreign currency translation adjustment................................     (2,133)       (21)
                                                                           ---------  ---------
Total comprehensive income...............................................  $  50,272  $   1,064
                                                                           ---------  ---------
                                                                           ---------  ---------

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

7. SEGMENT INFORMATION

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

    Following is unaudited information regarding the Company's segments:

                                                                                                THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                           ----------------------
                                                                                              1999        1998
                                                                                           ----------  ----------
                                                                                               (IN THOUSANDS)
Net Sales              Insert Advertising & Newspaper Services                             $  245,865  $  251,027
                       Direct Marketing Services                                               72,720      62,794
                       Digital Services                                                        80,218      47,601
                       Specialty Products & Commercial Printing                                24,568      24,230
                       Elimination of intersegment sales                                       (3,048)     (1,750)
                                                                                           ----------  ----------
                       Consolidated                                                        $  420,323  $  383,902
                                                                                           ----------  ----------
                                                                                           ----------  ----------

Operating Income       Insert Advertising & Newspaper Services                             $   15,214  $   10,823
                       Direct Marketing Services                                                4,686       6,104
                       Digital Services                                                         5,589       4,732
                       Specialty Products & Commercial Printing                                 1,397       1,788
                       General Corporate                                                       (4,311)     (3,927)
                                                                                           ----------  ----------
                       Consolidated                                                        $   22,575  $   19,520
                                                                                           ----------  ----------
                                                                                           ----------  ----------

Depreciation           Insert Advertising & Newspaper Services                             $    8,284  $    8,125
                       Direct Marketing Services                                                4,420       3,074
                       Digital Services                                                         5,359       2,822
                       Specialty Products & Commercial Printing                                   576         725
                       General Corporate                                                          268         143
                                                                                           ----------  ----------
                       Consolidated                                                        $   18,907  $   14,889
                                                                                           ----------  ----------
                                                                                           ----------  ----------

Amortization of        Insert Advertising & Newspaper Services                             $    2,388  $    3,888
Intangibles            Direct Marketing Services                                                  918         501
                       Digital Services                                                         1,793       1,169
                       Specialty Products & Commercial Printing                                   165         185
                       General Corporate                                                          125         125
                                                                                           ----------  ----------
                       Consolidated                                                        $    5,389  $    5,868
                                                                                           ----------  ----------
                                                                                           ----------  ----------

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1999          1998
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
                                       ASSETS
Current Assets:
  Cash and cash equivalents..........................................................  $      9,819   $    8,499
  Accounts receivable, net...........................................................       187,978      186,857
  Inventories........................................................................        50,030       47,954
  Prepaid expenses and other current assets..........................................        10,819       14,788
  Deferred income taxes and income tax receivable....................................         9,683       10,910
                                                                                       ------------  ------------
      Total current assets...........................................................       268,329      269,008
Due from parent......................................................................         1,803
Property, plant and equipment, net...................................................       478,966      454,004
Goodwill, net of accumulated amortization of $44,860 and $40,379.....................       540,780      483,373
Long-term investments................................................................        98,773       70,141
Other assets, net....................................................................        34,175       36,634
                                                                                       ------------  ------------
      Total Assets...................................................................  $  1,422,826   $1,313,160
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable...................................................................  $    139,263   $  150,503
  Compensation and benefits payable..................................................        39,924       44,638
  Accrued interest...................................................................        14,998       16,991
  Accrued income taxes...............................................................         7,912       15,936
  Other current liabilities..........................................................        40,732       47,188
                                                                                       ------------  ------------
      Total current liabilities......................................................       242,829      275,256
Due to parent........................................................................                      2,446
Long-term debt, net of current portion...............................................       857,324      731,080
Deferred income taxes................................................................        70,747       53,134
Other long-term liabilities..........................................................        26,892       26,355
                                                                                       ------------  ------------
      Total liabilities..............................................................     1,197,792    1,088,271
                                                                                       ------------  ------------
Stockholder's equity:
  Accumulated deficit................................................................       (46,567)     (36,511)
  Accumulated other comprehensive income.............................................        22,721       12,522
  Other..............................................................................       248,880      248,878
                                                                                       ------------  ------------
      Total stockholder's equity.....................................................       225,034      224,889
                                                                                       ------------  ------------
      Total Liabilities and Stockholder's Equity.....................................  $  1,422,826   $1,313,160
                                                                                       ------------  ------------
                                                                                       ------------  ------------

          See Notes to Condensed Consolidated Financial Statements of
                  Big Flower Holdings, Inc. and Subsidiaries.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                              THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                          1999           1998
                                                                                      -------------  -------------
Net sales...........................................................................   $   420,323    $   383,902
                                                                                      -------------  -------------
Operating expenses:
  Costs of production...............................................................       313,286        296,212
  Selling, general and administrative...............................................        60,953         44,152
  Depreciation......................................................................        18,794         14,820
  Amortization of intangibles.......................................................         5,264          5,713
                                                                                      -------------  -------------
                                                                                           398,297        360,897
                                                                                      -------------  -------------
Operating income....................................................................        22,026         23,005
                                                                                      -------------  -------------
Other expenses (income):
  Interest expense..................................................................        17,334         13,152
  Amortization of deferred financing costs..........................................           671            387
  Interest income...................................................................          (322)          (120)
  Other, net........................................................................        (2,024)         2,447
                                                                                      -------------  -------------
                                                                                            15,659         15,866
                                                                                      -------------  -------------
Income before income taxes..........................................................         6,367          7,139
Income tax expense..................................................................         2,929          3,284
                                                                                      -------------  -------------
Net income..........................................................................   $     3,438    $     3,855
                                                                                      -------------  -------------
                                                                                      -------------  -------------

See Notes to Condensed Consolidated Financial Statements of Big Flower Holdings,
                             Inc. and Subsidiaries.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                 THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................................  $    3,438  $    3,855
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................      24,058      20,533
    Deferred income taxes.................................................................       1,822         565
    Other non-cash income and expense, net................................................      (3,215)      3,181
    Changes in operating assets and liabilities (excluding effect of acquisitions):
      Decrease in accounts receivable.....................................................       9,257       8,509
      Decrease (increase) in inventories..................................................         101      (2,843)
      Decrease (increase) in prepaid expenses and other assets............................          86      (2,773)
      Decrease in accounts payable and other liabilities..................................     (33,660)    (17,584)
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................       1,887      13,443
                                                                                            ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses, net of cash acquired........................................     (48,076)    (24,399)
  Capital expenditures....................................................................     (22,335)    (19,560)
  Investments in equity securities........................................................                  (3,333)
  Software development costs capitalized..................................................      (2,697)       (733)
  Other investing activities..............................................................       2,823          51
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................     (70,285)    (47,974)
                                                                                            ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facilities........................................     129,365      40,160
  Repayments of long-term debt............................................................     (33,428)     (3,672)
  Decrease in outstanding checks drawn on controlled disbursement accounts................     (12,153)     (1,726)
  Dividends paid to parent................................................................     (13,493)     (1,674)
  Deferred financing costs................................................................        (413)        (85)
                                                                                            ----------  ----------
Net cash provided by financing activities.................................................      69,878      33,003
                                                                                            ----------  ----------
Effect of exchange rate changes on cash...................................................        (160)        (21)
                                                                                            ----------  ----------
Net increase (decrease) in cash and cash equivalents......................................       1,320      (1,549)
Cash and cash equivalents at beginning of year............................................       8,499       5,307
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $    9,819  $    3,758
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See Notes to Condensed Consolidated Financial Statements of
                  Big Flower Holdings, Inc. and Subsidiaries.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

    "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES," "PLANS," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM PROJECTED RESULTS. FACTORS THAT MAY CAUSE THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO:

    - FLUCTUATIONS IN THE COST OF RAW MATERIALS USED BY THE COMPANY,

    - CHANGES IN THE ADVERTISING, MARKETING AND INFORMATION SERVICES MARKETS,

    - THE FINANCIAL CONDITION OF THE COMPANY'S CUSTOMERS,

    - THE GENERAL CONDITION OF THE UNITED STATES AND OTHER ECONOMIES,

    - THE AVAILABILITY OF QUALIFIED PERSONNEL AND OTHER INFORMATION TECHNOLOGY RESOURCES,

    - CHANGES IN INTEREST AND FOREIGN CURRENCY EXCHANGE RATES, AND

    - MATTERS SET FORTH IN THIS DOCUMENT GENERALLY.

    FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S EXPECTATION AS TO WHEN IT WILL COMPLETE THE REMEDIATION AND TESTING PHASES OF ITS YEAR 2000 PROGRAM AS WELL AS ITS YEAR 2000 CONTINGENCY PLANS, ITS ESTIMATED COST OF ACHIEVING YEAR 2000 READINESS AND THE COMPANY'S BELIEF THAT ITS INTERNAL SYSTEMS AND EQUIPMENT WILL BE YEAR 2000 COMPLIANT IN A TIMELY MANNER. FACTORS THAT MAY AFFECT THE COMPANY'S YEAR 2000 READINESS INCLUDE, BUT ARE NOT LIMITED
TO:

    - THE ABILITY TO IDENTIFY AND REMEDIATE ALL DATE SENSITIVE LINES OF COMPUTER CODE,

    - THE ABILITY TO REPLACE EMBEDDED COMPUTER CHIPS IN SYSTEMS OR EQUIPMENT AFFECTED BY YEAR 2000 ISSUES, AND

    - THE ACTIONS OF GOVERNMENT AGENCIES OR OTHER THIRD PARTIES WITH RESPECT TO YEAR 2000 ISSUES.

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

GENERAL

    Operating results in both periods presented reflect the impact of acquisitions and the timing of those acquisitions. The changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another.

RESULTS OF OPERATIONS

    The following table presents the major components from the Condensed Consolidated Statements of Operations and Cash Flows for the three-month periods ended March 31, 1999 and 1998:

                                                                                               THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                           --------------------
                                                                                             1999       1998
                                                                                           ---------  ---------
                                                                                             (PERCENTAGES OF
                                                                                                NET SALES)
Net sales................................................................................      100.0%     100.0%
                                                                                           ---------  ---------
Operating expenses:
  Costs of production....................................................................       74.5       77.2
  Selling, general and administrative....................................................       14.3       12.4
  Depreciation...........................................................................        4.5        3.9
  Amortization of intangibles............................................................        1.3        1.4
                                                                                           ---------  ---------
                                                                                                94.6       94.9
                                                                                           ---------  ---------
Operating income.........................................................................        5.4%       5.1%
                                                                                           ---------  ---------
                                                                                           ---------  ---------
EBITDA...................................................................................       11.2%      10.5%
                                                                                           ---------  ---------
                                                                                           ---------  ---------

                                                                                              (IN THOUSANDS)
EBITDA...................................................................................  $  46,871  $  40,277
                                                                                           ---------  ---------
                                                                                           ---------  ---------
Net cash provided by operating activities................................................  $       5  $  15,078
Net cash used in investing activities....................................................     79,220     47,974
Net cash provided by financing activities................................................     80,735     31,385

    "EBITDA" represents the sum of operating income, depreciation and amortization of intangibles, and approximates the definition of EBITDA provided in the Company's debt agreements. EBITDA is presented here to provide additional information regarding the Company's ability to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not a measure of financial performance in accordance with GAAP and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The Company's definition of EBITDA might not be the same as that of other companies.

    CONSOLIDATED RESULTS

                                                                                      THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                 ----------------------
                                                                                    1999        1998      CHANGE
                                                                                 ----------  ----------  ---------
                                                                                 (IN THOUSANDS, EXCEPT
                                                                                   PER SHARE AMOUNTS)
Net sales......................................................................  $  420,323  $  383,902       9.5%
Operating income...............................................................      22,575      19,520      15.7%
Net income.....................................................................       2,826       1,085     160.5%
Diluted earnings per share.....................................................  $     0.14  $     0.05     180.0%

    NET SALES

    The revenue increase was due primarily to acquisitions and increased demand for higher-margin advertising insert programs. Slightly offsetting the acquisition impact was the reduction in Specialty Products & Commercial Printing sales caused by the April 1998 divestiture of a minority investment in a printing venture and the discontinuation of a related production agreement that generated approximately $3 million of sales in the first quarter of 1998 at break-even profitability. Adjusting the first quarter of 1998 to include all businesses owned, and excluding the sales related to the divestiture described above, net sales in the first quarter of 1999 were approximately the same as the 1998 period.

    In addition to the acquisition impact, revenue amounts can vary based on changing paper prices and the proportion of paper provided by customers themselves since a substantial portion of sales in the Insert Advertising & Newspaper Services business includes the pass-through cost of paper (see also the discussion of paper costs in OPERATING EXPENSES). Adjusting the comparable-business results for the effect of paper variations as well as the cost of ink (i.e., to exclude the cost of ink and paper entirely), "value added" revenue increased approximately 5% in the 1999 quarter.

    These comparable-business increases reflect positive growth trends in the Insert Advertising & Newspaper Services and Digital Services segments, which was tempered by shortfalls in the UK operations of the Direct Marketing Services and Digital Services segments due to soft economic conditions. For further discussion of net sales, see RESULTS BY SEGMENT.

    OPERATING EXPENSES

    Total operating expenses increased due to the growth of the Company's businesses and the impact of acquisitions. As a percentage of net sales, operating expenses in total declined due to increased sales and productivity that more than offset the increased infrastructure costs inherent in expanding the individual businesses. Variances in expense category ratios also reflect:

    - the Company's changing business mix as it acquires more companies to expand the Digital Services and Direct Marketing Services segments, where a higher proportion of the cost structure is related to selling rather than to production, and

    - increased demand for higher margin products in the Insert Advertising & Newspaper Services segment.

    As a result of these factors, costs of production declined as a percentage of net sales by 2.7% in 1999 compared to the first quarter of 1998. Paper costs accounted for 30% of net sales in the first quarter of 1999 compared to 34% in the same period in 1998, reflecting the Company's changing business mix as well as the higher proportion of paper supplied by customers in the Insert Advertising & Newspaper Services segment. Further reflecting the changing business mix, selling, general and administrative expenses increased as a percentage of net sales by 1.9% in 1999 over the 1998 quarter.

    Combined operating expenses (excluding depreciation and amortization) have decreased as a percentage of net sales, leading to an increase in the margin of EBITDA to net sales. This increase reflects the increased productivity of the Company's operations and the higher-margin lines of business in the expanding Digital Services and Direct Marketing Services segments. For further discussion, see RESULTS BY SEGMENT.

    OPERATING INCOME

    Operating income increased to represent 5.4% of net sales in the current year period versus 5.1% in the first three months of 1998. Adjusting the 1998 period to include all businesses currently owned, operating income in the first quarter of 1999 was approximately the same as the 1998 period.

    The increasing margin of operating income to net sales reflects the increased EBITDA margins noted in the previous section which have risen at a higher rate relative to the increased depreciation and amortization costs incurred in expanding the Company's businesses through capital investments and acquisitions.

    INTEREST EXPENSE

                                                                                      THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                  --------------------
                                                                                    1999       1998      % CHANGE
                                                                                  ---------  ---------  -----------
                                                                                     (IN THOUSANDS)
Interest expense................................................................  $  17,215  $  13,029       32.1%
Average interest rate...........................................................       8.46%      8.39%
Average borrowing rate, including the effect of convertible preferred
  securities....................................................................       8.16%      8.02%

    Interest expense in 1999 increased over the 1998 period due to higher debt levels related primarily to acquisitions and investments. In addition, the issuance of fixed-rate debt in December 1998 served to increase the cost of borrowings for the 1999 quarter.

    OTHER EXPENSES, NET

    Other expenses, net, include costs associated with the Company's accounts receivable securitization facility, which vary based on the levels of accounts receivable sold each year. The 1999 results also include $3.9 million of income earned on tax-advantaged investments accounted for as leveraged leases. The investment income excludes interest costs incurred on borrowings used to finance the investment, which are recorded as interest expense.

    INCOME TAXES

    The Company's effective tax rate was the same in both periods presented and exceeded the federal statutory rate due primarily to state and local taxes and amortization of certain goodwill.

    EARNINGS PER SHARE

    The calculation of diluted earnings per share for the three month periods ended March 31, 1999 and 1998 does not reflect the potential issuance of approximately 4.0 million shares and the exclusion of $1.0 million (after tax) of preferred dividends related to the potential conversion of redeemable convertible preferred securities as the effect would be anti-dilutive. Giving effect to the potential conversion of these securities, diluted earnings per share would have been higher by two cents in the 1999 period and by four cents in the 1998 period.

    RESULTS BY SEGMENT
     INSERT ADVERTISING & NEWSPAPER SERVICES

                                                                                     THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                ----------------------
                                                                                   1999        1998      % CHANGE
                                                                                ----------  ----------  -----------
                                                                                    (IN THOUSANDS)
Net sales.....................................................................  $  245,865  $  251,027       -2.1%
Operating income..............................................................      15,214      10,823       40.6%

    Fluctuations in the cost of paper and in the amount of paper supplied by customers negatively impacted sales as paper is generally a pass-through cost to this segment. Adjusting for this variable (i.e., to exclude the cost of paper as well as ink), "value added" revenue in the first quarter of 1999 increased approximately 3% over the same period in 1998. The increase reflects growth of TC Advertising's insert sales to grocery store customers as well as sales of newspaper television listings guides. In addition, TC Advertising's offering of Reach America's targeted advertising software products in combination with printing services and the expansion of digital workflow capabilities have enhanced service offerings to new and existing customers.

    In relation to the value added revenue increases, the higher rates of operating income growth stemmed from operational efficiencies and declining intangibles amortization as non-compete agreements expire. Operational efficiencies include continuous improvement of press time utilization, whereby press capabilities are best matched to the requirements of a given print job and the continued movement to a complete digital workflow that improved the prepress and plating processes in many of the production facilities.

    DIRECT MARKETING SERVICES

                                                                                      THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                  --------------------
                                                                                    1999       1998      % CHANGE
                                                                                  ---------  ---------  -----------
                                                                                     (IN THOUSANDS)
Net sales.......................................................................  $  72,720  $  62,794       15.8%
Operating income................................................................      4,686      6,104      -23.2%

    The 1999 results reflect the impact of acquisitions of ColorStream Technologies in May 1998 and UK-based Colorgraphic in January 1999. Adjusting to include these businesses in the first quarter of 1998, net sales decreased approximately 5% in the first quarter of 1999 and operating income decreased approximately 40%.

    The comparable net sales results reflect softness in the UK operations which represent approximately 30% of segment sales and where pro forma sales (including Colorgraphic in the first quarter of 1998) decreased nearly 10% from the prior year period. In addition, timing issues affected the US businesses in this segment, as two major customers postponed direct mail campaigns originally planned for the first quarter and advised the Company that their campaigns will be run later in 1999. In addition, other customers accelerated orders in the fourth quarter of 1998 in anticipation of the January 1999 postage rate increase.

    The comparable operating income results reflect the impact of the sales factors noted above. Reduced margins in the UK exaggerated the impact of fixed acquisition related goodwill associated with those businesses. Also, additional investments in data analysis, data mining, digital printing and response management portions of the business lowered the profitability of the US businesses in this segment as they coincided with the sales shortfalls.

    DIGITAL SERVICES

                                                                                      THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                  --------------------
                                                                                    1999       1998      % CHANGE
                                                                                  ---------  ---------  -----------
                                                                                     (IN THOUSANDS)
Net sales.......................................................................  $  80,218  $  47,601       68.5%
Operating income................................................................      5,589      4,732       18.1%

    Changes in sales and operating income for this segment were significantly impacted by acquisitions in 1998. The premedia portion of this segment added Enteron Group, Imaging Consortium and UK-based Troypeak, Pismo, and Admagic in 1998. The software development product lines were expanded with the acquisitions of Reach America, Adtraq, Adserve and Datatrak in 1998. Adjusting to include all of these businesses in the first quarter of 1998, net sales increased approximately 5% in the quarter and operating income decreased approximately 15% compared to the prior year period.

    The increase in comparable-business net sales was due to the expansion of service offerings to provide integrated solutions to customers, tempered by softness in the UK-based premedia businesses (which represent approximately 10% of segment sales), where sales were flat compared to the first quarter of 1998. Despite the UK impact, sales of all service lines in the premedia group increased, with retail and packaging growing more than 15% year-over-year on a comparable business basis. Sales of commercial services increased slightly on the same basis and commercial printing grew by 15%. Software related sales increased approximately 3% from the 1998 level when including all businesses, although sales related to the Paradigm and other new systems grew approximately 10%.

    Operating income growth on a comparable-business basis was negatively impacted by the UK premedia businesses, which are facing margin pressure resulting from the local advertising environment. Excluding these businesses, segment operating income increased approximately 2% over the prior year compared to a sales increase of approximately 5% on the same basis.

    SPECIALTY PRODUCTS & COMMERCIAL PRINTING

                                                                                      THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                  --------------------
                                                                                    1999       1998      % CHANGE
                                                                                  ---------  ---------  -----------
                                                                                     (IN THOUSANDS)
Net sales.......................................................................  $  24,568  $  24,230        1.4%
Operating income................................................................      1,397      1,788      -21.9%

    Segment sales were affected by the divestiture of a minority interest in a commercial printing venture in April 1998 as part of management's strategy to re-deploy the assets associated with commercial printing. A production arrangement related to the minority interest investment had yielded approximately $3 million of break-even revenue in the first quarter of 1998. Excluding these sales from the first quarter of 1998, the revenue increase was approximately 15% in 1999 and the operating income variance was approximately the same as presented.

    Despite the revenue increase, operating income for the segment declined due to changes in the product mix as management continues to de-emphasize this business and reallocate resources to the Direct Marketing Services segment.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL

    Big Flower has grown through acquisitions, and expects to continue seeking to acquire entities in similar or complementary businesses. Such acquisitions are likely to require the incurrence and/or assumption of indebtedness and/or obligations, the issuance of equity securities or some combination thereof. In addition, Big Flower may from time to time determine to sell or otherwise dispose of certain of its existing businesses. Big Flower cannot predict if any such transactions will be consummated, nor the terms or forms of consideration which might be required in any such transactions. Subsequent to the end of the first quarter of 1999, the Company announced that its Board of Directors had authorized the exploration of strategic alternatives to maximize shareholder value. The strategic alternatives to be considered include transactions involving all or part of the Company. There can be no assurance, however, that any strategic alternative will be pursued or that any transaction will be consummated.

    SOURCES OF FUNDS

    Historically, the Company has funded its operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of stock and debt.

    Management believes that the facilities in place, as well as the Company's cash flows, will be sufficient to meet operational needs for at least the next twelve months. At March 31, 1999, the Company had approximately $283.4 million available to borrow under its revolving credit facility, although restrictions in the credit facility and the indentures governing its outstanding subordinated notes may limit the amounts borrowed.

    WORKING CAPITAL

    The Company's current assets exceeded current liabilities by $33.3 million at March 31, 1999 while current liabilities exceeded current assets by $5.8 million at December 31, 1998 (an increase in working capital of $39.1 million). The working capital amounts exclude accounts receivable sold under a securitization facility, the proceeds of which serve to reduce long-term borrowings under the Company's revolving credit facility. Excluding the effect of the securitization (i.e., to add back receivables and reflect the offsetting increase in long-term debt as if the securitization facility was terminated) working capital at March 31, 1999 and December 31, 1998 would have been $107.7 million and $111.8 million, respectively. The ratio of current assets to current liabilities as of March 31, 1999 was 1.14 to 1 (1.46 to 1 excluding the securitization effect) compared to 0.98 to 1 as of December 31, 1998 (1.41 to 1 excluding the securitization effect). The increase is due to lower current liability balances, primarily as a result of decreases in the cost of paper and the timing of payments.

    SUMMARY OF CASH FLOWS

    Net cash provided by operating activities declined by $15 million in the first quarter of 1999 compared to the same period in 1998. Although net earnings before depreciation and amortization in the first three months of 1999 increased in comparison to the comparable 1998 period, the lower operating cash flows resulted from the timing of payments for current liabilities, particularly accounts payable.

    Cash flows used in investing activities increased in 1999 from the 1998 level due to the relative cost of companies acquired in each year, an increase in software development costs due to the growth of the Digital Services segment and minority equity investments in internet businesses.

    The amount of cash provided by financing activities in each year reflects the relative cost of acquisitions, capital expenditures and investments in those years. Additionally, financing cash flows in both years reflect the repayment of debt assumed in acquisition transactions, which is generally replaced by borrowings under the Company's revolving credit facility under more favorable terms.

SEASONALITY AND OTHER FACTORS

    While TC Advertising's advertising insert business is seasonal in nature, the addition of other businesses has reduced the overall seasonality of the Company's revenues. On a pro forma basis, assuming all businesses owned at March 31, 1999 had been owned for the full year, net sales for the Company for 1998 would have been 23% in the first quarter, 24% in the second, 25% in the third and 28% in the fourth. Profitability, however, continues to follow a more seasonal pattern due to the higher margins and efficiency during the fall production season and lower margins in the first quarter that do not fully leverage fixed depreciation, amortization, interest and preferred dividend costs that are incurred more evenly throughout the year. Based on its historical experience and projected operations, the Company expects its operating results in the near future to be strongest in the fourth quarter and softest in the first.

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

YEAR 2000

    GENERAL

    The Company has undertaken a comprehensive program to address the issue of computer programs and embedded microchips which are unable to distinguish between the year 1900 and the year 2000 within its organization and with respect to its material suppliers and customers (the "Year 2000 Project"). The Company has established Year 2000 teams at TC Advertising, Webcraft, Laser Tech and Columbine, as well as at the Company's headquarters office.

    PROJECT

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

    TC Advertising has completed testing of all material assets. Computer hardware, software and networking equipment have been successfully tested. Production equipment was tested, where possible, and certification received from equipment manufacturers. Although some production equipment will be upgraded in 1999 to ensure dates appear correctly on monitors and reports, no embedded chip or production equipment problems were found which would result in a production failure. Remediation of the human resources system was completed in March 1999 and tested successfully. TC Advertising identified customers with whom it exchanges electronic transmissions and has tested successfully the material means of transmission utilized in such exchanges.

    Webcraft has completed its assessment of all material assets. Webcraft completed remediation and testing of its main unit business systems prior to December 31, 1998. Other material computer remediation, upgrade and replacement projects underway at Webcraft's subsidiaries are expected to be completed by August 1999. Webcraft has completed a review and testing, where possible, of its production equipment. Only one type of equipment failure was uncovered that would impact production, and this equipment is expected to be upgraded or replaced in the second quarter of 1999. Webcraft has limited electronic interaction with its customers but intends to test these interactions by the middle of 1999.

    Laser Tech has completed its assessment of all material assets and testing is expected to be completed during the second quarter of 1999. Since many hardware and software assets are similar across Laser Tech's numerous sites, centralized testing is being performed for common assets and each subsidiary is testing material assets unique to its operations. Many of the electronic premedia assets are off-the-shelf, Macintosh-based hardware and software which, based upon manufacturer information, Laser Tech believes are generally less susceptible to Year 2000 issues. Tests have identified the need to upgrade certain common technologies and these upgrades are expected to be completed by September 1999. As planned, Laser Tech is replacing several financial systems with others which the vendors have represented to be Year

2000 compliant. Implementation of these systems is underway and completion at all designated sites is expected to be completed by September 1999.

    Columbine has completed its assessment of all material assets. Year 2000 compliant versions of Columbine's major products are currently in use by a number of customers. Columbine is expected to complete upgrades for a few remaining products and additional third-party products embedded in its software by September 1999. It has successfully tested most of its internal systems and is expected to upgrade or replace non-compliant systems by September 1999. Columbine continues to communicate often with its customers to encourage them to install needed upgrades and to test Columbine products thoroughly in the customer environment.

    Contingency plans are being developed to address concerns at each site, including the potential impact of shortages of critical supplies or the loss of production capability at any facility. In general, the Company began its examination of various contingency plans in the fourth quarter of 1998 and expects to substantially complete the same prior to October 1999, with updates through the end of the year. In particular, the Company anticipates developing a contingency plan by June 1999 for each material asset which has not been successfully tested. In addition, Columbine recognizes that customers who have not installed the provided software upgrades or who have not thoroughly tested their own environments may request unusual levels of support at year-end. Contingency plans are being developed to meet these anticipated higher-than-normal customer service demands.

    Each group is testing facilities and miscellaneous equipment. Any remediation is expected to be completed by September 1999. Each group has identified material Trading Partners and has initiated communications with material suppliers about their plans and progress in addressing the Year 2000 issue. Detailed evaluations of the most critical Trading Partners have been initiated and are scheduled for completion by mid-1999, with follow-up reviews planned during the remainder of 1999. Based on these evaluations, each group will tailor its contingency plans as appropriate. Communications with customers have begun and will continue through 1999 to ensure continued service levels.

    As time passes, it is foreseeable that additional Year 2000 issues will arise due to business acquisitions or other reasons, in which case the Company will address such issues as they arise. The Company will evaluate future acquisition candidates for Year 2000 compliance prior to acquisition, where feasible, and will conduct appropriate assessment, remediation, testing and contingency planning following completion of any such acquisition. During the fourth quarter of 1998 and January 1999, the Company made three acquisitions. In each case, a review of the acquisition candidate's Year 2000 plans and project status was completed and evaluated. Following acquisition, these new units are participating in the ongoing company-wide Year 2000 team activities.

    The headquarters office Year 2000 team has been coordinating and overseeing the Year 2000 responses of the operating units. Since mid-1998, a detailed monthly report has been submitted to and discussed with senior executives of the Company, including the Chief Executive Officer and Chief Financial Officer. Since the second quarter of 1998, a quarterly progress report has been submitted to and discussed with the Company's Board of Directors. The Company plans to continue such periodic reporting.

    COSTS

    The estimated total cost of the Year 2000 Project, including that related to acquisitions made prior to March 31, 1999, is approximately $5.1 million, of which approximately $3.2 million reflects allocation of internal costs and approximately $1.9 million reflects amounts for external consultants, equipment, hardware and software. The total amount spent on the Year 2000 Project through March 31, 1999 was approximately $3.1 million, of which approximately $2.3 million reflected allocation of internal costs and approximately $0.8 million related to external costs, principally consultants. Because the Company had planned to replace certain financial systems before formal consideration of the Year 2000 issue, the costs of implementing such systems are not included in these cost estimates, but are included in the Company's capital expenditure estimates.

    RISKS

    The failure to address a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the diversity and decentralized nature of the Company's operations, there are few systems the failure of which would have a material adverse effect on the Company as a whole. Nonetheless, the Company relies upon utility companies, telecommunication services providers, the United States Postal Service, the financial services industry and other suppliers outside of its control and there can be no assurance that such suppliers or other third parties will not suffer a Year 2000 business disruption. The failure of the systems or equipment of one or more third parties (which the Company believes is the most reasonably likely worst case scenario) could result in the reduction or suspension of one or more of the Company's operations and could have a material adverse effect on the Company's consolidated financial position or results of operations. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of its Trading Partners and its Trading Partners' customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's consolidated financial position or results of operations. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of its material Trading Partners. The Company believes that, with the implementation of new business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be greatly reduced.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE INFORMATION

    The Company's primary exposures to market risks relate to interest rate fluctuations on variable rate debt and to the decline in market values of available-for-sale investments. Its exposure to foreign currency exchange rate fluctuations is immaterial as foreign operations are a small proportion of the total Company and foreign currency borrowings act as a natural hedge against fluctuations in net asset values. The fair values of all financial instruments, other than investments, debt and redeemable convertible preferred securities, approximate their carrying values.

    The Company's objective in its risk management program is to seek a reduction in the potential negative earnings effects from changes in interest rates. The Company's strategy to meet this objective is to maintain a balance between fixed-rate and variable-rate debt, varying the proportion based on the Company's perception of interest rate trends and the marketplace for various debt instruments. In general, the Company does not use derivative financial instruments in its risk management program and does not use any for trading purposes. These practices may change in the future as conditions change.

QUANTITATIVE INFORMATION

    At March 31, 1999, 73% of the Company's long-term debt was fixed-rate. Including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable, fixed-rate debt represented 67% of total debt. When also including redeemable convertible preferred securities, which carry a fixed dividend, fixed rate obligations represented 70% of the total.

    If interest rates increased 10%, the expected effect on annual net income related to variable-rate debt would be immaterial.

    For the purposes of sensitivity analysis, the same percentage change was assumed for both the revolving credit facility and the accounts receivable securitization facility. All other factors were held constant. The sensitivity analysis is limited in that it is based on balances outstanding at March 31, 1999 and does not provide for changes in borrowings that may occur in the future.

    A 10% decline in the market value of all available-for-sale investments owned at March 31, 1999 would have reduced the Company's total assets by $11.1 million and reduced stockholders' equity by $6.7 million. There would have been no impact on net income as the unrealized gain is deferred until the investments are sold.

FORWARD-LOOKING STATEMENTS

    Readers are cautioned that forward-looking statements contained in this discussion of market risks should be read in conjunction with the Company's disclosures under the heading: "Forward Looking Statements" on page 13.

                           PART II--OTHER INFORMATION

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS--

    No reportable developments occurred with respect to legal proceedings during the quarter ended March 31, 1999.

ITEM 2. CHANGES IN SECURITIES--

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS--

    None.

ITEM 5. OTHER INFORMATION--

    None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K--

    (a)    Exhibits

           Agreement, dated December 16, 1998, among Big Flower Limited, Colorgraphic Direct
           Response Limited and the holders of capital stock of Colorgraphic Direct Response
           Limited.(1)
2.1

27.1-2     Financial Data Schedules.*

    (b)    Reports on Form 8-K

           During the three months ended March 31, 1999, the Registrant filed the following reports on Form 8-K:

           (i) Current report on Form 8-K dated January 4, 1999, concerning Registrant's acquisition of Colorgraphic Direct Response Limited.

           (ii) Current Report on Form 8-K/A, filed March 19, 1999, amending the Current Report on Form 8-K dated January 4, 1999, to include certain financial statements and pro forma financial information not included in such Form 8-K.

------------------------

*   Being Filed Herewith

(1) Incorporated by reference to Registrant's Current Report on Form 8-K, dated January 4, 1999, concerning the consummation of the Registrant's acquisition of Colorgraphic Direct Response Limited (File #0-29474).

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

DATE: May 14, 1999

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

DATE: May 14, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------------------------------------------------------------------------------------------------------------

2.1        Agreement, dated December 16, 1998, among Big Flower Limited, Colorgraphic Direct Response Limited and
           the holders of capital stock of Colorgraphic Direct             Response Limited.(1)

27.1-2     Financial Data Schedules.*

------------------------

*   Being Filed Herewith

(1) Incorporated by reference to Registrant's Current Report on Form 8-K, dated January 4, 1999, concerning the consummation of the Registrant's acquisition of Colorgraphic Direct Response Limited (File #0-29474).