Form 10-Q
period 1999-06-30
BIG FLOWER HOLDINGS INC/; BIG FLOWER PRESS HOLDINGS INC /PRED/
filed 1999-08-12
CIK 1048662, 924146

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File Number 0-29474
                           BIG FLOWER HOLDINGS, INC.

                         Commission File Number 1-14084
                        BIG FLOWER PRESS HOLDINGS, INC.
          (Exact Names of Registrants as Specified in Their Charters)

                  DELAWARE                                      13-3971556
                  DELAWARE                                      13-3768322
          (State of incorporation)                           (I.R.S. Employer
                                                           Identification Nos.)

                            ------------------------

                               3 EAST 54TH STREET
                            NEW YORK, NEW YORK 10022
                                 (212) 521-1600
   (Address and telephone number of Registrants' Principal Executive Offices)

                            ------------------------

    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 1999, there were approximately 19,700,000 shares of Big Flower Holdings, Inc.'s common stock, par value $0.01 per share, outstanding. There is no market for the common stock of Big Flower Press Holdings, Inc., all outstanding shares of which are owned by Big Flower Holdings, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                               PAGE
                                                                                                            -----------
PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
        Condensed Consolidated Balance Sheets of Big Flower Holdings, Inc. and Subsidiaries at June 30,
        1999 and December 31, 1998........................................................................           3
        Condensed Consolidated Statements of Operations of Big Flower Holdings, Inc. and Subsidiaries for
        the Three Months Ended June 30, 1999 and 1998.....................................................           4
        Condensed Consolidated Statements of Operations of Big Flower Holdings, Inc. and Subsidiaries for
        the Six Months Ended June 30, 1999 and 1998.......................................................           5
        Condensed Consolidated Statements of Cash Flows of Big Flower Holdings, Inc. and Subsidiaries for
        the Six Months Ended June 30, 1999 and 1998.......................................................           6
        Notes to Condensed Consolidated Financial Statements of Big Flower Holdings, Inc. and
        Subsidiaries......................................................................................           7
        Condensed Consolidated Balance Sheets of Big Flower Press Holdings, Inc. and Subsidiaries at June
        30, 1999 and December 31, 1998....................................................................          12
        Condensed Consolidated Statements of Operations of Big Flower Press Holdings, Inc. and
        Subsidiaries for the Three Months Ended June 30, 1999 and 1998....................................          13
        Condensed Consolidated Statements of Operations of Big Flower Press Holdings, Inc. and
        Subsidiaries for the Six Months Ended June 30, 1999 and 1998......................................          14
        Condensed Consolidated Statements of Cash Flows of Big Flower Press Holdings, Inc. and
        Subsidiaries for the Six Months Ended June 30, 1999 and 1998......................................          15
ITEM 2.
        Management's Discussion and Analysis of Financial Condition and Results of Operations.............          16
ITEM 3a.
        Quantitative and Qualitative Disclosures about Market Risk........................................          26
PART II--OTHER INFORMATION................................................................................          27

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                  DECEMBER
                                                                      JUNE 30,       31,
                                                                        1999        1998
                                                                      ---------  -----------
                                                                      (UNAUDITED)
                                           ASSETS
Current Assets:
  Cash and cash equivalents.........................................  $   3,001   $   8,504
  Accounts receivable, net..........................................    187,019     186,863
  Inventories.......................................................     51,602      47,954
  Prepaid expenses and other current assets.........................     11,785      15,648
  Deferred income taxes and income tax receivable...................     12,921      10,880
                                                                      ---------  -----------
      Total current assets..........................................    266,328     269,849
Property, plant and equipment, net..................................    494,863     457,988
Goodwill, net of accumulated amortization of $48,993 and $40,379....    533,981     483,373
Long-term investments...............................................    153,629      74,391
Other assets, net...................................................     46,154      42,581
                                                                      ---------  -----------
      Total Assets..................................................  $1,494,955  $1,328,182
                                                                      ---------  -----------
                                                                      ---------  -----------
                                   LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable..................................................  $ 133,520   $ 151,054
  Compensation and benefits payable.................................     37,861      48,983
  Accrued interest..................................................     28,391      16,991
  Accrued income taxes..............................................                  9,578
  Other current liabilities.........................................     37,546      49,024
                                                                      ---------  -----------
      Total current liabilities.....................................    237,318     275,630
Long-term debt, net of current portion..............................    856,230     731,080
Deferred income taxes...............................................     90,827      52,507
Other long-term liabilities.........................................     32,723      26,755
                                                                      ---------  -----------
      Total liabilities.............................................  1,217,098   1,085,972
                                                                      ---------  -----------
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust whose sole assets are the convertible subordinated debentures of Big Flower Holdings,
  Inc...............................................................    114,070     115,000
                                                                      ---------  -----------
Stockholders' equity:
  Preferred stock
  Common stock......................................................        197         197
  Additional paid-in capital........................................    144,671     146,135
  Accumulated deficit...............................................    (19,557)    (30,872)
  Accumulated other comprehensive income............................     39,169      12,522
  Other.............................................................       (693)       (772)
                                                                      ---------  -----------
      Total stockholders' equity....................................    163,787     127,210
                                                                      ---------  -----------
      Total Liabilities and Equity..................................  $1,494,955  $1,328,182
                                                                      ---------  -----------
                                                                      ---------  -----------

           See Notes to Condensed Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 THREE MONTHS
                                                                                                ENDED JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
Net sales.................................................................................  $  431,566  $  412,870
                                                                                            ----------  ----------
Operating expenses:
  Costs of production.....................................................................     315,107     308,789
  Selling, general and administrative.....................................................      59,100      50,640
  Depreciation............................................................................      19,072      15,499
  Amortization of intangibles.............................................................       5,067       6,175
                                                                                            ----------  ----------
                                                                                               398,346     381,103
                                                                                            ----------  ----------
Operating income..........................................................................      33,220      31,767
                                                                                            ----------  ----------
Other expenses (income):
  Interest expense........................................................................      17,059      13,518
  Amortization of deferred financing costs................................................         746         426
  Interest income.........................................................................        (140)        (80)
  Preferred dividends of a subsidiary trust...............................................       1,698       1,725
  Other, net..............................................................................      (1,863)        798
                                                                                            ----------  ----------
                                                                                                17,500      16,387
                                                                                            ----------  ----------
Income before income taxes................................................................      15,720      15,380
Income tax expense........................................................................       7,231       7,074
                                                                                            ----------  ----------
Net income................................................................................  $    8,489  $    8,306
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Earnings per share:
  Basic...................................................................................  $     0.43  $     0.42
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................  $     0.38  $     0.38
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Weighted average shares outstanding:
  Basic...................................................................................      19,705      19,643
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted.................................................................................      24,794      24,843
                                                                                            ----------  ----------
                                                                                            ----------  ----------

           See Notes to Condensed Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
Net sales...............................................................  $ 851,889  $ 796,772
                                                                          ---------  ---------
Operating expenses:
  Costs of production...................................................    628,393    605,001
  Selling, general and administrative...................................    119,266     98,053
  Depreciation..........................................................     37,979     30,388
  Amortization of intangibles...........................................     10,456     12,043
                                                                          ---------  ---------
                                                                            796,094    745,485
                                                                          ---------  ---------
Operating income........................................................     55,795     51,287
                                                                          ---------  ---------
Other expenses (income):
  Interest expense......................................................     34,274     26,547
  Amortization of deferred financing costs..............................      1,462        855
  Interest income.......................................................       (360)      (200)
  Preferred dividends of a subsidiary trust.............................      3,400      3,450
  Other, net............................................................     (3,934)     3,245
                                                                          ---------  ---------
                                                                             34,842     33,897
                                                                          ---------  ---------
Income before income taxes..............................................     20,953     17,390
Income tax expense......................................................      9,638      7,999
                                                                          ---------  ---------
Net income..............................................................  $  11,315  $   9,391
                                                                          ---------  ---------
                                                                          ---------  ---------
Earnings per share:
  Basic.................................................................  $    0.57  $    0.48
                                                                          ---------  ---------
                                                                          ---------  ---------
  Diluted...............................................................  $    0.54  $    0.46
                                                                          ---------  ---------
                                                                          ---------  ---------
Weighted average shares outstanding:
  Basic.................................................................     19,714     19,549
                                                                          ---------  ---------
                                                                          ---------  ---------
  Diluted...............................................................     24,659     24,698
                                                                          ---------  ---------
                                                                          ---------  ---------

           See Notes to Condensed Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................................  $   11,315  $    9,391
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................      48,435      42,431
    Deferred income taxes.................................................................       3,414        (386)
    Other non-cash income and expense, net................................................      (3,682)      4,411
    Changes in operating assets and liabilities (excluding effect of acquisitions):
      Decrease (increase) in accounts receivable..........................................       8,324      (2,242)
      Increase in inventories.............................................................      (1,471)     (3,768)
      Increase in prepaid expenses and other assets.......................................      (6,491)     (2,539)
      Decrease in accounts payable and other liabilities..................................     (17,147)    (21,626)
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................      42,697      25,672
                                                                                            ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses, net of cash acquired........................................     (48,391)    (41,838)
  Capital expenditures....................................................................     (52,400)    (44,766)
  Investments in equity securities and leveraged lease transaction........................     (17,864)    (28,159)
  Software development costs capitalized..................................................      (5,391)     (2,263)
  Other investing activities..............................................................       2,567         226
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................    (121,479)   (116,800)
                                                                                            ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facilities........................................     130,316     107,299
  Repayments of long-term debt............................................................     (34,850)    (25,651)
  Issuance of long-term debt..............................................................                  17,500
  Decrease in outstanding checks drawn on controlled disbursement accounts................     (20,206)     (4,080)
  Repurchase of common stock..............................................................      (3,088)     (4,114)
  Deferred financing costs................................................................      (1,525)     (1,300)
  Issuance of common stock................................................................       1,624         980
                                                                                            ----------  ----------
Net cash provided by financing activities.................................................      72,271      90,634
                                                                                            ----------  ----------
Effect of exchange rate changes on cash...................................................       1,008         (52)
                                                                                            ----------  ----------
Net decrease in cash and cash equivalents.................................................      (5,503)       (546)
Cash and cash equivalents at beginning of year............................................       8,504       5,307
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $    3,001  $    4,761
                                                                                            ----------  ----------
                                                                                            ----------  ----------

           See Notes to Condensed Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. GENERAL

    The Company is responsible for the unaudited financial statements included in this document. The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for the fair presentation of its financial position and operating results. The Company prepared the condensed financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. As these are condensed financial statements, one should also read the financial statements and notes in the Company's latest Form 10-K.

    Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

    Certain amounts for prior periods have been reclassified to conform to the current period presentation.

    The financial statements on pages 12 through 15 present the consolidated financial position and results of operations of Big Flower Press Holdings, Inc. ("Press") and its subsidiaries as Press is the issuer of currently outstanding 8 7/8% Senior Subordinated Notes Due 2007 and 8 5/8% Senior Subordinated Notes Due 2008. Separate footnote information is not presented for the financial statements of Press and its subsidiaries as that information is substantially equivalent to that presented below. Earnings per share data is not provided for the operating results of Press and its subsidiaries as Press is a wholly-owned subsidiary of Big Flower Holdings, Inc.

2. ACQUISITIONS

    The Company completed ten acquisitions in 1998 and one in January 1999. All were accounted for as purchases and the financial statements include the results of their operations beginning with their respective acquisition dates. The timing of these acquisitions, therefore, affects the comparability of the Company's financial statements. Two acquisitions were completed subsequent to the end of the second quarter of 1999, and therefore are not included in the accompanying financial statements.

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

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

2. ACQUISITIONS (CONTINUED)
    On July 1, 1999, the Company acquired Drake Automation Limited ("Drake") and on August 3, 1999, the Company acquired J.J. Grace Incorporated, a California corporation ("Grace"). Aggregate consideration for these two businesses was approximately $42.2 million in cash, including debt retired.

    The following unaudited pro forma information reflects the Company's results adjusted to include the acquired businesses (including Drake and Grace) as though all the acquisitions and related financing transactions had occurred at the beginning of 1998.

                                                                        SIX MONTHS ENDED JUNE
                                                                                 30,
                                                                        ----------------------
                                                                           1999        1998
                                                                        ----------  ----------
                                                                        (IN THOUSANDS, EXCEPT
                                                                          PER SHARE AMOUNTS)
Net sales.............................................................  $  866,000  $  881,000(1)
Net income............................................................      10,700      11,000(1)
Earnings per share:
  Basic...............................................................  $     0.54  $     0.55(1)
  Diluted.............................................................        0.51        0.52(1)

------------------------

(1) Excludes sales under a production arrangement with an unconsolidated printing venture in which the Company had a minority interest and the profits related to those sales. The Company sold its minority interest in April 1998 and terminated the production arrangement.

3. ACCOUNTS RECEIVABLE

    Accounts receivable excludes balances sold in connection with a securitization facility, the proceeds of which serve to reduce long-term borrowings under the Company's revolving credit facility. As of June 30, 1999 and December 31, 1998, interests of $86.6 million and $117.6 million, respectively, had been sold under this program and are reflected as reductions of accounts receivable.

4. INVENTORIES

    Inventories are summarized as follows:

                                                                       JUNE 30,   DECEMBER 31,
                                                                         1999         1998
                                                                       ---------  ------------
                                                                       (UNAUDITED)

                                                                           (IN THOUSANDS)
Paper................................................................  $  34,674   $   32,556
Work in process......................................................      7,120        6,189
Ink and chemicals....................................................      4,866        4,354
Other................................................................      4,942        4,855
                                                                       ---------  ------------
                                                                       $  51,602   $   47,954
                                                                       ---------  ------------
                                                                       ---------  ------------

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

5. INVESTMENTS

    Investments consisted of the following:

                                                                      JUNE 30,   DECEMBER 31,
                                                                        1999         1998
                                                                     ----------  ------------
                                                                     (UNAUDITED)

                                                                          (IN THOUSANDS)
Investments in leveraged leases....................................  $   57,174   $   51,755
Investments in equity securities...................................      96,455       28,765
                                                                     ----------  ------------
                                                                        153,629       80,520
Less: portion included in other current assets.....................                   (6,129)
                                                                     ----------  ------------
Long-term investments..............................................  $  153,629   $   74,391
                                                                     ----------  ------------
                                                                     ----------  ------------

    In 1998 and 1999, the Company invested a total of $25.5 million in several internet businesses. The investments in three of these businesses, 24/7 Media, Inc. ("TFSM"), About.com, Inc. and WorldGate Communications, Inc., the stock of each of which was publicly traded as of June 30, 1999, are recorded at the closing market price of the shares as of the balance sheet date. The investments in the other businesses (including Nu-Tel Corporation, Andromedia, Inc., Webstakes, Inc. and Solbright, Inc., none of which were publicly traded as of June 30, 1999) are recorded at cost. The cumulative unrealized pre-tax gain of $71.0 million on the publicly-traded equity investments is included in accumulated other comprehensive income, net of tax. Of this amount, $49.8 million ($29.9 million after tax) arose in 1999 and is included in comprehensive income for the period (see note 6).

    The unrealized gain does not include warrants that the Company holds to purchase shares of TFSM, which warrants are not publicly traded and do not have a readily determinable market value. The Company had an unrealized pre-tax gain on these warrants of $25.4 million as of June 30, 1999, based on the difference between the closing market price of TFSM's common stock and the exercise price of the warrants.

6. COMPREHENSIVE INCOME

    Following are components of the Company's comprehensive income:

                                                           SIX MONTHS ENDED JUNE
                                                                    30,
                                                           ----------------------
                                                              1999        1998
                                                           -----------  ---------
                                                           (UNAUDITED)
                                                               (IN THOUSANDS)
Net income...............................................   $  11,315   $   9,391
Other comprehensive income (expense):
  Unrealized gain on investments, net of tax provision of
    $19.9 million........................................      29,893
  Foreign currency translation adjustment................      (3,246)        (52)
                                                           -----------  ---------
Total comprehensive income...............................   $  37,962   $   9,339
                                                           -----------  ---------
                                                           -----------  ---------

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

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

    Following is unaudited information regarding the Company's segments:

                                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                JUNE 30,              JUNE 30,
                                                                          --------------------  --------------------
                                                                            1999       1998       1999       1998
                                                                          ---------  ---------  ---------  ---------

                                                                                        (IN THOUSANDS)
Net Sales       Insert Advertising & Newspaper Services                   $ 257,100  $ 266,610  $ 502,965  $ 517,637
                Direct Marketing Services                                    76,709     66,336    149,429    129,130
                Digital Services                                             84,025     65,235    164,243    112,836
                Specialty Products & Commercial Printing                     17,661     17,330     42,229     41,560
                Elimination of intersegment sales                            (3,929)    (2,641)    (6,977)    (4,391)
                                                                          ---------  ---------  ---------  ---------
                Consolidated                                              $ 431,566  $ 412,870  $ 851,889  $ 796,772
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Operating
  Income        Insert Advertising & Newspaper Services                   $  25,343  $  21,583  $  40,557  $  32,406
                Direct Marketing Services                                     7,049      8,692     11,735     14,796
                Digital Services                                              6,297      6,434     11,886     11,166
                Specialty Products & Commercial Printing                       (800)    (1,019)       597        769
                General Corporate                                            (4,669)    (3,923)    (8,980)    (7,850)
                                                                          ---------  ---------  ---------  ---------
                Consolidated                                              $  33,220  $  31,767  $  55,795  $  51,287
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Depreciation    Insert Advertising & Newspaper Services                   $   8,486  $   7,591  $  16,770  $  15,716
                Direct Marketing Services                                     4,246      3,181      8,666      6,255
                Digital Services                                              5,517      3,852     10,876      6,674
                Specialty Products & Commercial Printing                        587        728      1,163      1,453
                General Corporate                                               236        147        504        290
                                                                          ---------  ---------  ---------  ---------
                Consolidated                                              $  19,072  $  15,499  $  37,979  $  30,388
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Amortization
  of
  Intangibles   Insert Advertising & Newspaper Services                   $   2,065  $   3,888  $   4,453  $   7,776
                Direct Marketing Services                                       858        476      1,776        977
                Digital Services                                              1,837      1,526      3,630      2,695
                Specialty Products & Commercial Printing                        165        160        330        345
                General Corporate                                               142        125        267        250
                                                                          ---------  ---------  ---------  ---------
                Consolidated                                              $   5,067  $   6,175  $  10,456  $  12,043
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

8. RECAPITALIZATION

    On June 29, 1999, the Company announced a definitive agreement with BFH Merger Corp., an entity formed by the Thomas H. Lee Company ("Lee") and Evercore Partners ("Evercore"), to recapitalize the Company. The recapitalization, which is subject to stockholder approval, would involve:

    - A merger of BFH Merger Corp. into the Company with the Company as the surviving corporation; and

    - In the merger, except for certain members of the Company's management, each holder of a share of the Company's outstanding common stock would be entitled to receive cash, preferred stock and warrants to purchase Big Flower common stock, which warrants become exercisable if certain events occur. The cash portion of the merger consideration would be funded by investments by Lee and Evercore as well as by the Company's issuance of new debt.

    In connection with the agreement, the Company postponed its annual stockholders meeting which was originally scheduled for June 29, 1999. The transaction is expected to close during the fourth quarter of 1999. As the transaction is expected to be accounted for as a recapitalization, the historical basis of the Company's assets and liabilities will not be affected.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1999          1998
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
                                                     ASSETS
Current Assets:
  Cash and cash equivalents..........................................................  $      2,981   $    8,499
  Accounts receivable, net...........................................................       186,991      186,857
  Inventories........................................................................        51,602       47,954
  Prepaid expenses and other current assets..........................................        10,254       14,788
  Deferred income taxes and income tax receivable....................................         9,709       10,910
                                                                                       ------------  ------------
      Total current assets...........................................................       261,537      269,008
Due from parent......................................................................         1,481
Property, plant and equipment, net...................................................       490,805      454,004
Goodwill, net of accumulated amortization of $48,993 and $40,379.....................       533,981      483,373
Long-term investments................................................................        93,751       70,141
Other assets, net....................................................................        39,344       36,634
                                                                                       ------------  ------------
      Total Assets...................................................................  $  1,420,899   $1,313,160
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable.....................................................................  $    132,934   $  150,503
  Compensation and benefits payable..................................................        37,079       44,638
  Accrued interest...................................................................        28,391       16,991
  Accrued income taxes...............................................................         4,766       15,936
  Other current liabilities..........................................................        37,225       47,188
                                                                                       ------------  ------------
      Total current liabilities......................................................       240,395      275,256
Due to parent........................................................................                      2,446
Long-term debt, net of current portion...............................................       856,230      731,080
Deferred income taxes................................................................        75,184       53,134
Other long-term liabilities..........................................................        30,901       26,355
                                                                                       ------------  ------------
      Total liabilities..............................................................     1,202,710    1,088,271
                                                                                       ------------  ------------
Stockholder's equity:
  Accumulated deficit................................................................       (45,473)     (36,511)
  Accumulated other comprehensive income.............................................        14,765       12,522
  Other..............................................................................       248,897      248,878
                                                                                       ------------  ------------
      Total stockholder's equity.....................................................       218,189      224,889
                                                                                       ------------  ------------
      Total Liabilities and Stockholder's Equity.....................................  $  1,420,899   $1,313,160
                                                                                       ------------  ------------
                                                                                       ------------  ------------

            See Notes to Condensed Consolidated Financial Statements
                 of Big Flower Holdings, Inc. and Subsidiaries.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                 THREE MONTHS
                                                                                                ENDED JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
Net sales.................................................................................  $  431,566  $  412,870
                                                                                            ----------  ----------
Operating expenses:
  Costs of production.....................................................................     315,107     308,789
  Selling, general and administrative.....................................................      58,590      54,841
  Depreciation............................................................................      18,960      15,426
  Amortization of intangibles.............................................................       4,925       6,020
                                                                                            ----------  ----------
                                                                                               397,582     385,076
                                                                                            ----------  ----------
Operating income..........................................................................      33,984      27,794
                                                                                            ----------  ----------
Other expenses (income):
  Interest expense........................................................................      17,178      13,639
  Amortization of deferred financing costs................................................         701         384
  Interest income.........................................................................        (242)        (80)
  Other, net..............................................................................      (1,826)        798
                                                                                            ----------  ----------
                                                                                                15,811      14,741
                                                                                            ----------  ----------
Income before income taxes................................................................      18,173      13,053
Income tax expense........................................................................       8,359       6,005
                                                                                            ----------  ----------
Net income................................................................................  $    9,814  $    7,048
                                                                                            ----------  ----------
                                                                                            ----------  ----------

            See Notes to Condensed Consolidated Financial Statements
                 of Big Flower Holdings, Inc. and Subsidiaries.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
Net sales.................................................................................  $  851,889  $  796,772
                                                                                            ----------  ----------
Operating expenses:
  Costs of production.....................................................................     628,393     605,001
  Selling, general and administrative.....................................................     119,543      98,993
  Depreciation............................................................................      37,754      30,246
  Amortization of intangibles.............................................................      10,189      11,733
                                                                                            ----------  ----------
                                                                                               795,879     745,973
                                                                                            ----------  ----------
Operating income..........................................................................      56,010      50,799
                                                                                            ----------  ----------
Other expenses (income):
  Interest expense........................................................................      34,512      26,791
  Amortization of deferred financing costs................................................       1,372         771
  Interest income.........................................................................        (564)       (200)
  Other, net..............................................................................      (3,850)      3,245
                                                                                            ----------  ----------
                                                                                                31,470      30,607
                                                                                            ----------  ----------
Income before income taxes................................................................      24,540      20,192
Income tax expense........................................................................      11,288       9,289
                                                                                            ----------  ----------
Net income................................................................................  $   13,252  $   10,903
                                                                                            ----------  ----------
                                                                                            ----------  ----------

            See Notes to Condensed Consolidated Financial Statements
                 of Big Flower Holdings, Inc. and Subsidiaries.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................................  $   13,252  $   10,903
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................      47,943      41,979
    Deferred income taxes.................................................................       3,414        (386)
    Other non-cash income and expense, net................................................      (3,218)      4,321
    Changes in operating assets and liabilities (excluding effect of acquisitions):
      Decrease (increase) in accounts receivable..........................................       8,346      (2,255)
      Increase in inventories.............................................................      (1,471)     (3,768)
      Increase in prepaid expenses and other assets.......................................      (4,288)     (1,209)
      Decrease in accounts payable and other liabilities..................................     (15,870)    (24,157)
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................      48,108      25,428
                                                                                            ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................................     (52,126)    (44,637)
  Acquisitions of businesses, net of cash acquired........................................     (48,377)    (41,838)
  Investments in equity securities and leveraged lease transaction........................      (2,918)    (28,159)
  Software development costs capitalized..................................................      (5,391)     (2,263)
  Other investing activities..............................................................       2,656         226
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................    (106,156)   (116,671)
                                                                                            ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facilities........................................     130,316     107,299
  Repayments of long-term debt............................................................     (34,850)    (25,651)
  Issuance of long-term debt..............................................................                  17,500
  Decrease in outstanding checks drawn on controlled disbursement accounts................     (20,206)     (4,079)
  Dividends paid to parent................................................................     (22,214)     (3,404)
  Deferred financing costs................................................................      (1,525)       (923)
                                                                                            ----------  ----------
Net cash provided by financing activities.................................................      51,521      90,742
                                                                                            ----------  ----------
Effect of exchange rate changes on cash...................................................       1,009         (52)
                                                                                            ----------  ----------
Net decrease in cash and cash equivalents.................................................      (5,518)       (553)
Cash and cash equivalents at beginning of year............................................       8,499       5,307
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $    2,981  $    4,754
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

    - THE GENERAL ECONOMIC AND BUSINESS CONDITION OF THE UNITED STATES AND OTHER ECONOMIES,

    - THE AVAILABILITY OF QUALIFIED PERSONNEL AND OTHER INFORMATION TECHNOLOGY RESOURCES,

    - CHANGES IN INTEREST AND FOREIGN CURRENCY EXCHANGE RATES, AND

    - MATTERS SET FORTH IN THIS DOCUMENT GENERALLY.

    FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S EXPECTATION AS TO WHEN IT WILL COMPLETE THE REMEDIATION AND TESTING PHASES OF ITS YEAR 2000 PROGRAM AS WELL AS ITS YEAR 2000 CONTINGENCY PLANS, ITS ESTIMATED COST OF ACHIEVING YEAR 2000 READINESS AND THE COMPANY'S BELIEF THAT ITS INTERNAL SYSTEMS AND EQUIPMENT WILL BE YEAR 2000 COMPLIANT IN A TIMELY MANNER. FACTORS THAT MAY AFFECT THE COMPANY'S YEAR 2000 READINESS INCLUDE, BUT ARE NOT LIMITED
TO:

    - THE ABILITY AND COST TO IDENTIFY AND REMEDIATE ALL DATE SENSITIVE LINES OF COMPUTER CODE,

    - THE ABILITY AND COST TO REPLACE EMBEDDED COMPUTER CHIPS IN SYSTEMS OR EQUIPMENT AFFECTED BY YEAR 2000 ISSUES, AND

    - THE ACTIONS OF GOVERNMENT AGENCIES OR OTHER THIRD PARTIES WITH RESPECT TO YEAR 2000 ISSUES, AS WELL AS THE YEAR 2000 READINESS OF THOSE OTHER PARTIES.

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

GENERAL

    Operating results in all periods presented reflect the impact of acquisitions and the timing of those acquisitions. The changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another.

RESULTS OF OPERATIONS

    The following table presents the major components from the Condensed Consolidated Statements of Operations and Cash Flows for the three- and six-month periods ended June 30, 1999 and 1998:

                                                                  THREE MONTHS           SIX MONTHS
                                                                 ENDED JUNE 30,        ENDED JUNE 30,
                                                              --------------------  ---------------------
                                                                1999       1998        1999       1998
                                                              ---------  ---------  ----------  ---------

                                                                      (PERCENTAGES OF NET SALES)
Net sales...................................................      100.0%     100.0%      100.0%     100.0%
                                                              ---------  ---------  ----------  ---------
Operating expenses:
  Costs of production.......................................       73.0       74.8        73.8       76.0
  Selling, general and administrative.......................       13.7       12.3        14.0       12.3
  Depreciation..............................................        4.4        3.7         4.5        3.8
  Amortization of intangibles...............................        1.2        1.5         1.2        1.5
                                                              ---------  ---------  ----------  ---------
                                                                   92.3       92.3        93.5       93.6
                                                              ---------  ---------  ----------  ---------
Operating income............................................        7.7%       7.7%        6.5%       6.4%
                                                              ---------  ---------  ----------  ---------
                                                              ---------  ---------  ----------  ---------
EBITDA......................................................       13.3%      12.9%       12.2%      11.8%
                                                              ---------  ---------  ----------  ---------
                                                              ---------  ---------  ----------  ---------

                                                                            (IN THOUSANDS)
EBITDA......................................................  $  57,359  $  53,441  $  104,230  $  93,718
                                                              ---------  ---------  ----------  ---------
                                                              ---------  ---------  ----------  ---------
Net cash provided by operating activities...................  $  42,692  $  10,594  $   42,697  $  25,672
Net cash used in investing activities.......................     42,259     68,826     121,479    116,800
Net cash (used in) provided by financing activities.........     (8,464)    59,249      72,271     90,634

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

    CONSOLIDATED RESULTS

                                                      THREE MONTHS                            SIX MONTHS
                                                     ENDED JUNE 30,                         ENDED JUNE 30,
                                                 ----------------------                 ----------------------
                                                    1999        1998       % CHANGE        1999        1998       % CHANGE
                                                 ----------  ----------  -------------  ----------  ----------  -------------
                                                 (IN THOUSANDS, EXCEPT                  (IN THOUSANDS, EXCEPT
                                                   PER SHARE AMOUNTS)                     PER SHARE AMOUNTS)
Net sales......................................  $  431,566  $  412,870          4.5%   $  851,889  $  796,772          6.9%
Operating income...............................      33,220      31,767          4.6%       55,795      51,287          8.8%
Net income.....................................       8,489       8,306          2.2%       11,315       9,391         20.5%
Diluted earnings per share.....................  $     0.38  $     0.38       --        $     0.54  $     0.46         17.4%

    NET SALES

    Revenue increases in 1999 were due largely to acquisitions and increased demand for higher-margin advertising insert programs. Slightly offsetting the acquisition impact was the reduction in Specialty Products & Commercial Printing sales caused by the April 1998 divestiture of a minority investment in a printing venture and the discontinuation of a related production agreement that generated approximately $3 million of sales in the first quarter of 1998 at break-even profitability. Adjusting the 1998 periods to include all businesses owned, and excluding the first quarter 1998 sales related to the divestiture described above, net sales in both the second quarter and the first half of 1999 were approximately the same as the 1998 periods.

    In addition to the acquisition impact, revenue amounts can vary based on changing paper prices and the proportion of paper provided by customers themselves since a substantial portion of sales in the Insert Advertising & Newspaper Services business includes the pass-through cost of paper (see also the discussion of paper costs in OPERATING EXPENSES). Adjusting the comparable-business results for the effect of paper variations as well as the cost of ink (i.e., to reduce sales by the cost of ink and paper entirely), "value added" revenue increased approximately 5% in both the 1999 quarter and half-year periods when compared to the prior year.

    These comparable-business increases reflect positive growth trends in the Insert Advertising & Newspaper Services segment and the US operations in the Digital Services segment. These results were tempered by shortfalls in the UK operations of the Direct Marketing Services and Digital Services segments due to soft economic conditions as well as spending curtailment by some US Direct Marketing Services customers. For further discussion of net sales, see RESULTS BY SEGMENT.

    OPERATING EXPENSES

    Total operating expenses increased due to the growth of the Company's businesses and the impact of acquisitions. As a percentage of net sales, operating expenses in total declined due to increased sales and productivity as well as favorable materials costs. These factors more than offset the increased infrastructure costs inherent in expanding the individual businesses. Variances in expense category ratios also reflect:

    - the Company's changing business mix as it acquires more companies to expand the Digital Services and Direct Marketing Services segments, where a higher proportion of the cost structure is related to selling rather than to production, and

    - increased demand for higher margin products in the Insert Advertising & Newspaper Services segment.

    As a result of these factors, costs of production in the current year quarter declined as a percentage of net sales by 1.8% in 1999 compared to the second quarter of 1998. Paper costs accounted for 29% of net sales in the second quarter of 1999 compared to 33% in the same period in 1998, reflecting the Company's changing business mix as well as the higher proportion of paper supplied by customers in the Insert Advertising & Newspaper Services segment. Further reflecting the changing business mix, selling, general and administrative expenses in the 1999 quarter increased as a percentage of net sales by 1.4% over the 1998 period.

    Similarly, for the first half of 1999, costs of production declined as a percentage of net sales by 2.2% compared to the first half of 1998 and paper costs accounted for 29% of net sales compared to 34% in the same period in 1998. Selling, general and administrative expenses in the same period increased as a percentage of net sales by 1.7% over the 1998 period.

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

    OPERATING INCOME

    Operating income represented 7.7% of net sales in second quarters of both 1999 and 1998. Adjusting the 1998 period to include all businesses currently owned, operating income in the second quarter of 1999 decreased approximately 5% compared to the 1998 period.

    For the first six months of 1999, operating income increased to represent 6.5% of net sales compared to 6.4% in the same period in 1998. Adjusting the 1998 period to include all businesses currently owned, operating income in the first half of 1999 decreased approximately 5% compared to the 1998 period.

    The margin of operating income to net sales reflects the increased EBITDA margins noted in the previous section which have risen at a higher rate relative to the increased depreciation and amortization costs incurred in expanding the Company's businesses through capital investments and acquisitions. The increase was offset by the impact of UK operations and US direct marketing operations where operating income margins have declined in 1999 as a result of sales shortfalls.

    INTEREST EXPENSE

                                                    THREE MONTHS                          SIX MONTHS
                                                   ENDED JUNE 30,                       ENDED JUNE 30,
                                                --------------------                 --------------------
                                                  1999       1998       % CHANGE       1999       1998       % CHANGE
                                                ---------  ---------  -------------  ---------  ---------  -------------

                                                   (IN THOUSANDS)                       (IN THOUSANDS)
Interest expense..............................  $  17,059  $  13,518         26.2%   $  34,274  $  26,547         29.1%
Average interest rate.........................       8.15%      8.31%                     8.32%      8.31%
Average borrowing rate, including the effect
  of convertible preferred securities.........       7.89%      7.97%                     8.05%      7.96%

    Interest expense in 1999 increased over the 1998 period due to higher debt levels related primarily to acquisitions and investments. The average borrowing rate for the second quarter of 1999 was lower than that in the second quarter of 1998, however, due to lower interest rates in both the US and the UK. For the six-month periods, the effect of declining variable-rate interest was offset by the impact of fixed-rate debt issued in December 1998.

    OTHER EXPENSES, NET

    Other expenses, net, include costs associated with the Company's accounts receivable securitization facility, which vary based on the levels of accounts receivable sold each year. The 1999 results also include higher income earned on tax-advantaged investments accounted for as leveraged leases, totaling $3.5 million in the second quarter and $7.4 million for the first six months. The comparable amount in 1998 was $1.4 million for both the second quarter and six-month periods. The investment income excludes interest costs incurred on borrowings used to finance the investment, which are recorded as interest expense.

    INCOME TAXES

    The Company's effective tax rate was the same in all periods presented and exceeded the federal statutory rate due primarily to state and local taxes and amortization of certain goodwill.

    RESULTS BY SEGMENT

    INSERT ADVERTISING & NEWSPAPER SERVICES

                                                THREE MONTHS                            SIX MONTHS
                                               ENDED JUNE 30,                         ENDED JUNE 30,
                                           ----------------------                 ----------------------
                                              1999        1998       % CHANGE        1999        1998       % CHANGE
                                           ----------  ----------  -------------  ----------  ----------  -------------
                                               (IN THOUSANDS)                         (IN THOUSANDS)
Net sales................................  $  257,100  $  266,610         -3.6%   $  502,965  $  517,637         -2.8%
Operating income.........................      25,343      21,583         17.4%       40,557      32,406         25.2%

    Fluctuations in the cost of paper and in the amount of paper supplied by customers negatively impacted sales as paper is generally a pass-through cost to this segment. Adjusting for this variable (i.e., to reduce sales by the cost of paper as well as ink), "value added" revenue in both the second quarter and first half of 1999 increased approximately 4% over the same periods in 1998. The increases reflect growth of TC Advertising's insert sales to grocery store customers and sales of newspaper television listings guides, as well as favorable price of materials other than paper. In addition, TC Advertising's offering of Reach America's targeted advertising software products in combination with printing services and the expansion of digital workflow capabilities have enhanced service offerings to new and existing customers.

    In relation to the value added revenue increases, the higher rates of operating income growth stemmed from operational efficiencies and declining intangibles amortization as non-compete agreements expired. Operational efficiencies include continuous improvement of press time utilization, whereby press capabilities are best matched to the requirements of a given print job and the continued movement to a complete digital workflow that improved the prepress and plating processes in many of the production facilities.

    DIRECT MARKETING SERVICES

                                                  THREE MONTHS                         SIX MONTHS
                                                 ENDED JUNE 30,                      ENDED JUNE 30,
                                              --------------------               ----------------------
                                                1999       1998      % CHANGE       1999        1998      % CHANGE
                                              ---------  ---------  -----------  ----------  ----------  -----------
                                                 (IN THOUSANDS)                      (IN THOUSANDS)
Net sales...................................  $  76,709  $  66,336        15.6%  $  149,429  $  129,130        15.7%
Operating income............................      7,049      8,692       -18.9%      11,735      14,796       -20.7%

    The 1999 results reflect the operations of ColorStream Technologies, acquired in May 1998, and UK-based Colorgraphic, acquired in January 1999. Adjusting to include these businesses in the 1998 periods, net sales decreased approximately 5% in both the second quarter and the first half of 1999 and operating income decreased approximately 30% in the second quarter and approximately 35% in the six-month period.

    The comparable results reflect the delay or curtailment of direct mail spending by two major customers in the US as well as softness in the UK operations. UK operations represent approximately 30% of 1999 segment sales. Additionally, the 1999 six-month results reflect the impact of customers accelerating orders into the fourth quarter of 1998 in anticipation of the January 1999 postage rate increase.

    Pro forma sales of UK operations (including Colorgraphic in the 1998 periods) increased approximately 5% in the second quarter from the prior year period, but were approximately equal to the prior year for the six-month period. The increased sales in the second quarter did not generate a corresponding increase in profitability as intensified competition and the mix of business accepted had the effect of reducing margins on work performed.

    The comparable operating income results reflect the impact of the sales factors noted above and the reduced margins in the UK. Also, additional infrastructure investments in data analysis, data mining, digital printing and response management portions of the business lowered the profitability of the US businesses in this segment as they coincided with the lower sales levels.

    DIGITAL SERVICES

                                                  THREE MONTHS                           SIX MONTHS
                                                 ENDED JUNE 30,                        ENDED JUNE 30,
                                              --------------------                 ----------------------
                                                1999       1998       % CHANGE        1999        1998       % CHANGE
                                              ---------  ---------  -------------  ----------  ----------  -------------
                                                 (IN THOUSANDS)                        (IN THOUSANDS)
Net sales...................................  $  84,025  $  65,235         28.8%   $  164,243  $  112,836         45.6%
Operating income............................      6,297      6,434         -2.1%       11,886      11,166          6.4%

    Changes in sales and operating income for this segment were significantly impacted by acquisitions in 1998. The premedia portion of this segment added Enteron Group, Imaging Consortium and UK-based Troypeak, Pismo, and Admagic in 1998. The software development product lines were expanded with the acquisitions of Reach America, Adtraq, Adserve and Datatrak in 1998. Adjusting to include all of these businesses in the comparable periods of 1998, net sales increased approximately 5% in both the second quarter and six-month periods in 1999. On the same basis of comparison, 1999 operating income decreased approximately 25% in the second quarter and approximately 20% in the six-month period as compared to the same periods in 1998.

    The increase in comparable-business net sales was due to the expansion of service offerings to provide integrated solutions to customers, tempered by softness in the UK-based premedia businesses (which represent approximately 10% of segment sales). Premedia sales in the UK (including all businesses for all periods) declined approximately 10% in the second quarter of 1999 and approximately 5% for the first half of 1999 when compared to the corresponding periods in 1998. Due to the UK impact, sales of commercial services declined approximately 5% in the second quarter of 1999 and were flat for the six-month period. More than offsetting these results, retail and commercial printing each increased more than 30% in the 1999 quarter and more than 20% for the six-month period. Software related sales increased approximately 11% in the second quarter from the 1998 level when including all businesses, although sales related to the Paradigm and other new systems grew approximately 30%. For the first six months of 1999, total software related sales increased approximately 7% from the 1998 level on the same basis of comparison while sales of the newer systems grew approximately 22%.

    Operating income growth on a comparable-business basis was negatively impacted by the UK premedia businesses, which are facing margin pressure resulting from the local advertising environment. Excluding these businesses, second quarter segment operating income decreased approximately 5% from the prior year compared to a sales increase of approximately 10% on the same basis. For the first half of 1999, the comparable operating income exclusive of UK premedia businesses was approximately equal to the same period in 1998, compared to a sales increase of nearly 10%. The relatively lower profitability reflects the fixed depreciation and amortization costs inherent in building the software products portion of the segment.

    SPECIALTY PRODUCTS & COMMERCIAL PRINTING

                                                    THREE MONTHS                          SIX MONTHS
                                                   ENDED JUNE 30,                       ENDED JUNE 30,
                                                --------------------                 --------------------
                                                  1999       1998       % CHANGE       1999       1998      % CHANGE
                                                ---------  ---------  -------------  ---------  ---------  -----------
                                                   (IN THOUSANDS)                       (IN THOUSANDS)
Net sales.....................................  $  17,661  $  17,330          1.9%   $  42,229  $  41,560         1.6%
Operating income..............................       (800)    (1,019)        21.5%         597        769       -22.4%

    Segment sales were affected by the divestiture of a minority interest in a commercial printing venture in April 1998 as part of management's strategy to re-deploy the assets associated with commercial printing. A production arrangement related to the minority interest investment had yielded approximately $3 million of break-even revenue in the first quarter of 1998. Excluding these sales from the first quarter of 1998, the six-month revenue increase was approximately 10% in 1999 and the operating income variance was approximately the same as shown above.

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

    On June 29, 1999, the Company announced that it had reached a definitive agreement with BFH Merger Corp., an entity formed by the Thomas H. Lee Company and Evercore Partners, regarding a recapitalization of the Company. Among other things, this agreement limits the Company's ability to make acquisitions, issue securities and incur debt without the consent of BFH Merger Corp. See note 8 to the condensed consolidated financial statements.

    SOURCES OF FUNDS

    Historically, the Company has funded its operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of stock and debt.

    Management believes that the facilities in place, as well as the Company's cash flows, will be sufficient to meet operational needs for at least the next twelve months. At June 30, 1999, the Company had approximately $286.5 million available to borrow under its revolving credit facility, although restrictions in the credit facility and the indentures governing its outstanding subordinated notes may limit the amounts borrowed. Subsequent to June 30, 1999, the Company utilized approximately $42.2 million of the available amount for acquisitions (see note 2 to the condensed consolidated financial statements).

    WORKING CAPITAL

    The Company's current assets exceeded current liabilities by $29.0 million at June 30, 1999 while current liabilities exceeded current assets by $5.8 million at December 31, 1998 (an increase in working capital of $34.8 million). The working capital amounts exclude accounts receivable sold under a securitization facility, the proceeds of which serve to reduce long-term borrowings under the Company's revolving credit facility. Excluding the effect of the securitization (i.e., to add back receivables and reflect the offsetting increase in long-term debt as if the securitization facility had been terminated) working capital at June 30, 1999 and December 31, 1998 would have been $115.6 million and $111.8 million, respectively. The ratio of current assets to current liabilities as of June 30, 1999 was 1.12 to 1 (1.49 to 1 excluding the securitization effect) compared to 0.98 to 1 as of December 31, 1998 (1.41 to 1 excluding the securitization effect). The increase is due to lower current liability balances, primarily as a result of decreases in the cost of paper and the timing of payments as well as the tax benefit of leveraged lease investments.

    SUMMARY OF CASH FLOWS

    Net cash provided by operating activities increased by $17 million in the first half of 1999 compared to the same period in 1998, with an increase of $32.1 million in the second quarter period compared to the 1998 quarter. The increases resulted from a higher proportionate utilization of the accounts receivable securitization facility compared to the 1998 periods, as well as the timing of payments for current liabilities, particularly accounts payable.

    Cash flows used in investing activities increased in 1999 from the 1998 level, although the level of investing activities in the second quarter of 1999 was lower than that in the same period in 1998. Fluctuations were due to the relative cost of companies acquired in each period, increased software development costs in 1999 due to the growth of the Digital Services segment and increased capital expenditures necessary to expand the Company's businesses. These increases were offset by a lower level of investments in the second quarter of 1999 compared to the 1998 period, which included the Company's first investment in leveraged lease transactions.

    The amount of cash provided by financing activities in each period reflects the relative cost of acquisitions, capital expenditures and investments in those years, as well as the level of borrowings that corresponds with operating cash flows. Additionally, financing cash flows in both years reflect the repayment of debt assumed in acquisition transactions, which is generally replaced by borrowings under the Company's revolving credit facility under more favorable terms.

SEASONALITY AND OTHER FACTORS

    While TC Advertising's advertising insert business is seasonal in nature, the addition of other businesses has reduced the overall seasonality of the Company's revenues. On a pro forma basis, assuming all businesses owned at June 30, 1999 had been owned for the full year, net sales for the Company for 1998 would have been 23% in the first quarter, 24% in the second, 25% in the third and 28% in the fourth. Profitability, however, continues to follow a more seasonal pattern due to the higher margins and efficiency during the fall production season and lower margins in the first quarter that do not fully leverage fixed depreciation, amortization, interest and preferred dividend costs that are incurred more evenly throughout the year. Based on its historical experience and projected operations, the Company expects its operating results in the near future to be strongest in the fourth quarter and softest in the first.

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

(7) designing and implementing contingency plans where appropriate; and

(8) reviewing progress monthly with the Company's senior executives and periodically with the Company's Board of Directors.

    TC Advertising has completed testing of all material assets. Computer hardware, software and networking equipment have been successfully tested. Production equipment was tested, where possible, and certification received from equipment manufacturers. Although some production equipment will be upgraded in 1999 to ensure dates appear correctly on monitors and reports, no embedded chip or production equipment problems were found which TC Advertising believes would result in a production failure. TC Advertising identified customers with whom it exchanges electronic transmissions and has tested successfully the material means of transmission utilized in such exchanges.

    Webcraft has completed its assessment of all material assets. Webcraft completed remediation and testing of its main unit business systems prior to December 31, 1998. Remaining computer remediation, upgrade and replacement projects underway at Webcraft's subsidiaries are expected to be completed during the Fall of 1999. Webcraft has completed a review and testing, where possible, of its production equipment. Only one type of equipment failure was uncovered that Webcraft believes would impact production, and this equipment is expected to be upgraded or replaced in the Fall of 1999. Webcraft has limited electronic interaction with its customers but has evaluated these interactions and determined that a software upgrade will be necessary for one customer. This upgrade is expected to be installed in the Fall of 1999.

    Laser Tech completed its assessment and testing of all material assets during the second quarter of 1999. Since many hardware and software assets are similar across Laser Tech's numerous sites, centralized testing was performed for common assets and each subsidiary tested material assets unique to its operations. Many of the electronic premedia assets are off-the-shelf, Macintosh-based hardware and software which, based upon manufacturer information, Laser Tech believes are generally less susceptible to Year 2000 issues. Tests have identified the need to upgrade certain common technologies and these upgrades are expected to be completed by September 1999. As planned, Laser Tech is replacing several financial systems with others which the vendors have represented to be Year 2000 compliant. Implementation of these systems is underway and completion at all designated sites is expected to be completed by September 1999. Testing of other financial systems which have been certified by the manufacturers to be compliant is expected to be done in the Fall of 1999.

    Columbine has completed its assessment of all material assets. Year 2000 compliant versions of Columbine's major products are currently in use by a number of customers. Columbine is expected to complete upgrades for a few remaining products and additional third-party products embedded in its software during the Fall of 1999. It has successfully tested most of its internal systems and is expected to complete the upgrade of non-compliant systems during the Fall of 1999. Columbine continues to communicate often with its customers to encourage them to install needed upgrades and to test Columbine products thoroughly in the customer environment.

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

    Each group is testing facilities and miscellaneous equipment. Any remediation is expected to be completed by September 1999. Each group has identified material Trading Partners and has initiated communications with material suppliers about their plans and progress in addressing the Year 2000 issue. Detailed evaluations of the most critical Trading Partners were completed by the end of June 1999, with follow-up reviews planned during the remainder of 1999. Each group has taken these evaluations into account in preparing its contingency plans. Communications with customers have begun and will continue through the end of 1999 to ensure continued service levels.

    As time passes, it is foreseeable that additional Year 2000 issues will arise due to business acquisitions or other reasons, in which case the Company will address such issues as they arise. The Company has evaluated recent acquisition candidates and will evaluate future acquisition candidates for Year 2000 compliance prior to acquisition, where feasible, and will conduct appropriate assessment, remediation, testing and contingency planning following completion of any such acquisition. Following acquisition, new units will participate in the ongoing company-wide Year 2000 activities.

    The headquarters office Year 2000 team has been coordinating and overseeing the Year 2000 responses of the operating units. Since mid-1998, a detailed monthly report has been submitted to and discussed with senior executives of the Company, including the Chief Executive Officer and Chief Financial Officer. Since the second quarter of 1998, periodic progress reports have been submitted to and discussed with the Company's Board of Directors. The Company plans to continue such periodic reporting.

    COSTS

    The estimated total cost of the Year 2000 Project, including that related to acquisitions made prior to June 30, 1999, is approximately $5.1 million, of which approximately $3.1 million reflects allocation of internal costs and approximately $2.0 million reflects amounts for external consultants, equipment, hardware and software. The total amount spent on the Year 2000 Project through June 30, 1999 was approximately $3.4 million, of which approximately $2.3 million reflected allocation of internal costs and approximately $1.1 million related to external costs, principally consultants. Because the Company had planned to replace certain financial systems before formal consideration of the Year 2000 issue, the costs of implementing such systems are not included in these cost estimates, but are included in the Company's capital expenditure estimates.

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

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

QUANTITATIVE INFORMATION

    At June 30, 1999, 73% of the Company's long-term debt was fixed-rate. Including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable, fixed-rate debt represented 66% of total debt. When also including redeemable convertible preferred securities, which carry a fixed dividend, fixed rate obligations represented 70% of the total.

    If interest rates increased 10% (which would increase the Company's borrowing rate by less than one percentage point), the expected effect on annual net income related to variable-rate debt would be immaterial. For the purposes of sensitivity analysis, the same percentage change was assumed for both the revolving credit facility and the accounts receivable securitization facility. All other factors were held constant. The sensitivity analysis is limited in that it is based on balances outstanding at June 30, 1999 and does not provide for changes in borrowings that may occur in the future.

    A 10% decline in the market value of all available-for-sale investments owned at June 30, 1999 would have reduced the Company's total assets by $7.1 million and reduced stockholders' equity by $4.3 million. There would have been no impact on net income as the unrealized gain is deferred until the investments are sold.

FORWARD-LOOKING STATEMENTS

    Readers are cautioned that forward-looking statements contained in this discussion of market risks should be read in conjunction with the Company's disclosures under the heading: "Forward Looking Statements" on page 16.

                           PART II--OTHER INFORMATION
                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS -

    Six lawsuits have been filed individually and as class actions by stockholders in the Delaware Court of Chancery seeking to enjoin the consummation of or rescind the Company's merger with BFH Merger Corp. or, in the alternative, to recover monetary damages. The complaints name as defendants the Company, all of its directors and, in some cases, Thomas H. Lee Company, Evercore Capital Partners and Mark A. Angelson, General Counsel of the Company. The complaints allege in general that the Company's directors breached their fiduciary duties by approving the merger at a price that is inadequate and unfair to the Company's stockholders. In addition, the complaints allege that certain members of management have conflicts of interest that have prevented them from acting in the best interests of the Company's stockholders. The cases naming Thomas H. Lee Company and Evercore Capital Partners as defendants allege that they aided and abetted the alleged breaches of fiduciary duties. The Company believes that the claims are entirely without merit and intends to vigorously contest the claims.

ITEM 2. CHANGES IN SECURITIES -

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS -

    None.

ITEM 5. OTHER INFORMATION -

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

(a) Exhibits

     10.1  Fourth Amendment to the Credit Agreement, dated as of May 14, 1999, among
           Big Flower Holdings, Inc., certain subsidiaries of Big Flower Holdings,
           Inc., the banks from time to time party thereto, Bank of America NT & SA and the Industrial Bank of Japan, Limited as Co-Agents, Credit Suisse First
           Boston as Documentation Agent and Bankers Trust Company as Administrative
           Agent.*
   27.1-2  Financial Data Schedules.*

(b) Reports on Form 8-K

    During the three months ended June 30, 1999, the Registrant filed the following reports on Form 8-K:

       (i) Current report on Form 8-K dated April 20, 1999, concerning the Big Flower Holdings, Inc. board of directors approving exploration of strategic alternatives.

       (ii) Current report on Form 8-K dated May 14, 1999, concerning Big Flower Press Holdings, Inc.'s extension of an exchange offer for its senior subordinated notes due 2008.

------------------------

*   Being Filed Herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BIG FLOWER HOLDINGS, INC.

                                /S/ RICHARD L. RITCHIE
                                ---------------------------------------------
                                Richard L. Ritchie
                                Executive Vice President and Chief Financial
                                Officer (Principal Financial and Accounting
                                Officer)
DATE: August 12, 1999

                                BIG FLOWER PRESS HOLDINGS, INC.

                                /s/ RICHARD L. RITCHIE
                                ---------------------------------------------
                                Richard L. Ritchie
                                Executive Vice President and Chief
                                Financial Officer (Principal Financial
                                and Accounting Officer)
DATE: August 12, 1999

                                 EXHIBIT INDEX

  EXHIBIT NO.

        10.1     Fourth Amendment to the Credit Agreement, dated as of May 14, 1999, among Big Flower Holdings,
                 Inc., certain subsidiaries of Big Flower Holdings, Inc., the banks from time to time party thereto,
                 Bank of America NT & SA and the Industrial Bank of Japan, Limited as Co-Agents, Credit Suisse First
                 Boston as Documentation Agent and Bankers Trust Company as Administrative Agent.*

      27.1-2     Financial Data Schedules.*

------------------------

*   Being Filed Herewith