Form 10-Q
period 1999-09-30
BIG FLOWER HOLDINGS INC/; BIG FLOWER PRESS HOLDINGS INC /PRED/
filed 1999-11-15
CIK 1048662, 924146

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   /X/     Quarterly Report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       or

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

    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of October 29, 1999, there were approximately 19,700,000 shares of Big Flower Holdings, Inc.'s common stock, par value $0.01 per share, outstanding. There is no market for the common stock of Big Flower Press Holdings, Inc., all outstanding shares of which are owned by Big Flower Holdings, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                       --------
PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets of Big Flower
         Holdings, Inc. and Subsidiaries at September 30, 1999 and
         December 31, 1998. .........................................      3

         Condensed Consolidated Statements of Operations of Big
         Flower Holdings, Inc. and Subsidiaries for the Three Months
         Ended September 30, 1999 and 1998. .........................      4

         Condensed Consolidated Statements of Operations of Big
         Flower Holdings, Inc. and Subsidiaries for the Nine Months
         Ended September 30, 1999 and 1998. .........................      5

         Condensed Consolidated Statements of Cash Flows of Big
         Flower Holdings, Inc. and Subsidiaries for the Nine Months
         Ended September 30, 1999 and 1998. .........................      6

         Notes to Condensed Consolidated Financial Statements of Big
         Flower Holdings, Inc. and Subsidiaries. ....................      7

         Condensed Consolidated Balance Sheets of Big Flower Press
         Holdings, Inc. and Subsidiaries at September 30, 1999 and
         December 31, 1998. .........................................     15

         Condensed Consolidated Statements of Operations of Big
         Flower Press Holdings, Inc. and Subsidiaries for the Three
         Months Ended September 30, 1999 and 1998. ..................     16

         Condensed Consolidated Statements of Operations of Big
         Flower Press Holdings, Inc. and Subsidiaries for the Nine
         Months Ended September 30, 1999 and 1998. ..................     17

         Condensed Consolidated Statements of Cash Flows of Big
         Flower Press Holdings, Inc. and Subsidiaries for the Nine
         Months Ended September 30, 1999 and 1998. ..................     18

ITEM 2.

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     19

ITEM 3A.

         Quantitative and Qualitative Disclosures about Market
         Risk........................................................     31

PART II -- OTHER INFORMATION.........................................     32

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................   $    2,928      $    8,504
  Accounts receivable, net..................................      226,778         186,863
  Inventories...............................................       61,425          47,954
  Prepaid expenses and other current assets.................       13,188          15,648
  Deferred income taxes and income tax receivable...........       15,830          10,880
                                                               ----------      ----------
    Total current assets....................................      320,149         269,849
Property, plant and equipment, net..........................      513,493         457,988
Goodwill, net of accumulated amortization of $54,152 and
  $40,379...................................................      571,294         483,373
Long-term investments.......................................      172,657          74,391
Other assets, net...........................................       56,106          42,581
                                                               ----------      ----------
  Total Assets..............................................   $1,633,699      $1,328,182
                                                               ==========      ==========
                   LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable..........................................   $  168,863      $  151,054
  Compensation and benefits payable.........................       36,461          48,983
  Accrued interest..........................................       13,693          16,991
  Accrued income taxes......................................                        9,578
  Other current liabilities.................................       45,860          49,024
                                                               ----------      ----------
    Total current liabilities...............................      264,877         275,630
Long-term debt, net of current portion......................      933,063         731,080
Deferred income taxes.......................................      104,324          52,507
Other long-term liabilities.................................       40,729          26,755
                                                               ----------      ----------
    Total liabilities.......................................    1,342,993       1,085,972
                                                               ----------      ----------
Company obligated mandatorily redeemable convertible
  preferred securities of a subsidiary trust whose sole
  assets are the convertible subordinated debentures of Big
  Flower Holdings, Inc......................................      114,065         115,000
                                                               ----------      ----------
Stockholders' equity:
  Preferred stock...........................................
  Common stock..............................................          197             197
  Additional paid-in capital................................      144,833         146,135
  Accumulated deficit.......................................      (10,107)        (30,872)
  Accumulated other comprehensive income....................       42,379          12,522
  Other.....................................................         (661)           (772)
                                                               ----------      ----------
    Total stockholders' equity..............................      176,641         127,210
                                                               ----------      ----------
    Total Liabilities and Equity............................   $1,633,699      $1,328,182
                                                               ==========      ==========

           See Notes to Condensed Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net sales...................................................  $482,961   $440,107
                                                              --------   --------
Operating expenses:
  Costs of production.......................................   350,454    326,437
  Selling, general and administrative.......................    63,065     50,864
  Depreciation..............................................    20,118     16,842
  Amortization of intangibles...............................     5,345      5,315
  In-process acquired technology write off..................     2,800
                                                              --------   --------
                                                               441,782    399,458
                                                              --------   --------
Operating income............................................    41,179     40,649
                                                              --------   --------
Other expenses (income):
  Interest expense..........................................    18,472     14,588
  Amortization of deferred financing costs..................       737        526
  Interest income...........................................      (109)      (153)
  Preferred dividends of a subsidiary trust.................     1,697      1,725
  Other, net................................................    (1,184)      (120)
                                                              --------   --------
                                                                19,613     16,566
                                                              --------   --------
Income before income taxes..................................    21,566     24,083
Income tax expense..........................................    12,116     11,078
                                                              --------   --------
Net income..................................................  $  9,450   $ 13,005
                                                              ========   ========
Earnings per share:
  Basic.....................................................  $   0.48   $   0.66
                                                              ========   ========
  Diluted...................................................  $   0.42   $   0.57
                                                              ========   ========
Weighted average shares outstanding:
  Basic.....................................................    19,743     19,779
                                                              ========   ========
  Diluted...................................................    24,701     24,809
                                                              ========   ========

           See Notes to Condensed Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Net sales...................................................  $1,334,850   $1,236,879
                                                              ----------   ----------
Operating expenses:
  Costs of production.......................................     978,847      931,438
  Selling, general and administrative.......................     182,331      148,917
  Depreciation..............................................      58,097       47,230
  Amortization of intangibles...............................      15,801       17,358
  In-process acquired technology write off..................       2,800
                                                              ----------   ----------
                                                               1,237,876    1,144,943
                                                              ----------   ----------
Operating income............................................      96,974       91,936
                                                              ----------   ----------
Other expenses (income):
  Interest expense..........................................      52,746       41,135
  Amortization of deferred financing costs..................       2,199        1,381
  Interest income...........................................        (469)        (353)
  Preferred dividends of a subsidiary trust.................       5,097        5,175
  Other, net................................................      (5,118)       3,125
                                                              ----------   ----------
                                                                  54,455       50,463
                                                              ----------   ----------
Income before income taxes..................................      42,519       41,473
Income tax expense..........................................      21,754       19,077
                                                              ----------   ----------
Net income..................................................  $   20,765   $   22,396
                                                              ==========   ==========
Earnings per share:
  Basic.....................................................  $     1.05   $     1.14
                                                              ==========   ==========
  Diluted...................................................  $     0.97   $     1.03
                                                              ==========   ==========
Weighted average shares outstanding:
  Basic.....................................................      19,724       19,625
                                                              ==========   ==========
  Diluted...................................................      24,673       24,735
                                                              ==========   ==========

           See Notes to Condensed Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  20,765   $  22,396
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     73,898      64,588
    In-process acquired technology write off................      2,800
    Deferred income taxes...................................      4,751        (552)
    Other non-cash income and expense, net..................     (5,574)      4,358
    Changes in operating assets and liabilities (excluding
      effect of acquisitions):
      Increase in accounts receivable.......................    (29,894)    (25,713)
      Increase in inventories...............................     (5,676)     (6,252)
      Increase in prepaid expenses and other assets.........    (11,154)     (4,288)
      Increase in accounts payable and other liabilities....        209       8,785
                                                              ---------   ---------
Net cash provided by operating activities...................     50,125      63,322
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses, net of cash acquired..........    (89,398)    (47,555)
  Capital expenditures......................................    (77,236)    (71,368)
  Investments in equity securities and leveraged lease
    transaction.............................................    (33,402)    (28,159)
  Software development costs capitalized....................     (8,651)     (5,455)
  Other investing activities................................      3,212       1,869
                                                              ---------   ---------
Net cash used in investing activities.......................   (205,475)   (150,668)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facilities..........    201,930     101,809
  Repayments of long-term debt..............................    (35,475)    (25,967)
  Issuance of long-term debt................................                 17,500
  (Decrease) increase in outstanding checks drawn on
    controlled disbursement accounts........................    (14,792)        673
  Repurchase of common stock................................     (3,088)     (5,623)
  Deferred financing costs..................................     (1,400)     (2,023)
  Issuance of common stock..................................      1,786       1,452
                                                              ---------   ---------
Net cash provided by financing activities...................    148,961      87,821
                                                              ---------   ---------
Effect of exchange rate changes on cash.....................        813          18
                                                              ---------   ---------
Net (decrease) increase in cash and cash equivalents........     (5,576)        493
Cash and cash equivalents at beginning of year..............      8,504       5,307
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $   2,928   $   5,800
                                                              =========   =========

           See Notes to Condensed Consolidated Financial Statements.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. GENERAL

    The Company is responsible for the unaudited financial statements included in this document. The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for the fair presentation of its financial position and operating results. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. As these are condensed financial statements, one should also read the financial statements and notes in the Company's latest Form 10-K.

    Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

    Certain amounts for prior periods have been reclassified to conform to the current period presentation.

    The financial statements on pages 15 through 18 present the consolidated financial position and results of operations of Big Flower Press Holdings, Inc. ("Press") and its subsidiaries as Press is the issuer of currently outstanding 8 7/8% Senior Subordinated Notes Due 2007 and 8 5/8% Senior Subordinated Notes Due 2008. (See note 10 regarding tender offers for these notes.) Separate footnote information is not presented for the financial statements of Press and its subsidiaries as that information is substantially equivalent to that presented below. Earnings per share data is not provided for the operating results of Press and its subsidiaries as Press is a wholly-owned subsidiary of Big Flower Holdings, Inc.

2. ACQUISITIONS

    The Company completed ten acquisitions in 1998 and three in 1999. All were accounted for as purchases and the financial statements include the results of their operations beginning with their respective acquisition dates. The timing of these acquisitions, therefore, affects the comparability of the Company's financial statements.

    In 1998, the Company acquired

    - Troypeak Limited and Pismo Limited in March,

    - Reach America, Inc. in April,

    - Enteron Group, Inc. and ColorStream Technologies L.L.C. in May,

    - Adtraq Data Systems and CJDS Adserve, Inc. in June,

    - Imaging Consortium, Inc. in July, and

    - DSI Datatrak Systems, Inc. and Admagic Group, Limited in November.

    On January 4, 1999, the Company acquired Colorgraphic Direct Response Limited ("Colorgraphic") for approximately $81 million in cash, including debt repaid. On July 1, 1999, the Company acquired Drake Automation Limited ("Drake") and on August 3, 1999, the Company acquired J.J. Grace Incorporated, a California corporation ("Grace"). Aggregate consideration for these two businesses was approximately $42.2 million in cash, including debt retired. Goodwill arising in connection with these three acquisitions was approximately $101 million. Total debt retired in connection with these acquisitions was approximately $33 million.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. ACQUISITIONS (CONTINUED)

    In connection with the Drake acquisition, the Company wrote off in-process technology costs of $2.8 million in the third quarter of 1999. The amount allocated to in-process technology by management was based upon valuation by an independent third-party appraiser. The amount was determined by:

    - estimating the stage of development for each in-process product,

    - estimating the cash flows generated by projected revenues for those products, and

    - discounting those cash flows back to their present values using a discount rate of 25%, which represented a premium to the discount rate applied to existing technology.

    The estimated revenues for in-process modules assumed average compound annual revenue growth rates of 20% through 2007 and are based on management's estimates of market size, market share growth, expected trends in technology and timing of new product introductions.

    The amounts and allocations of costs recorded may require adjustment based upon information that is not currently available to the Company.

    The following unaudited pro forma information reflects the Company's results adjusted to include the acquired businesses as though all the acquisitions and related financing transactions had occurred at the beginning of 1998.

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                   1999             1998
                                                              --------------   --------------
                                                                   (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Net sales...................................................    $1,351,000       $1,349,000(2)
Net income..................................................        21,500(1)        24,300(2)
Earnings per share:
  Basic.....................................................    $     1.09(1)    $     1.23(2)
  Diluted...................................................          1.00(1)          1.10(2)

------------------------

(1) Includes a write off of acquired in-process technology costs related to the Drake acquisition of $2.8 million (14 cents per basic share and 12 cents per diluted share).

(2) Excludes sales under a production arrangement with an unconsolidated printing venture in which the Company had a minority interest and the profits related to those sales. The Company sold its minority interest in April 1998 and terminated the production arrangement.

3. ACCOUNTS RECEIVABLE

    Accounts receivable excludes balances sold in connection with a securitization facility, the proceeds of which serve to reduce long-term borrowings under the Company's revolving credit facility. As of September 30, 1999 and December 31, 1998, interests of $99.7 million and $117.6 million, respectively, had been sold under this program and are reflected as reductions of accounts receivable.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

4. INVENTORIES

    Inventories are summarized as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                     (IN THOUSANDS)
Paper.......................................................     $34,650         $32,556
Work in process.............................................      13,936           6,189
Ink and chemicals...........................................       5,264           4,354
Other.......................................................       7,575           4,855
                                                                 -------         -------
                                                                 $61,425         $47,954
                                                                 =======         =======

5. INVESTMENTS

    Investments consisted of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                     (IN THOUSANDS)
Investments in leveraged leases.............................    $ 60,056         $51,755
Investments in equity securities............................     112,601          28,765
                                                                --------         -------
                                                                 172,657          80,520
Less: portion included in other current assets..............                      (6,129)
                                                                --------         -------
Long-term investments.......................................    $172,657         $74,391
                                                                ========         =======

    In 1998 and 1999, the Company invested a total of $40.7 million in ten internet businesses. The investments in four of these businesses, 24/7
Media, Inc. ("TFSM"), About.com, Inc., WorldGate Communications, Inc. and Webstakes.com, Inc., the stock of each of which was publicly traded as of September 30, 1999, are recorded at the closing market price of the shares as of the balance sheet date. The investments in the other businesses (including Nu-Tel Corporation, Andromedia, Inc., Solbright, Inc., Galileo
Communications, Inc., InterAdNet, Inc., and Naviant Technologies, Inc., none of which were publicly traded as of September 30, 1999) are recorded at cost. The cumulative unrealized pre-tax gain of $71.9 million on the publicly traded equity investments is included in accumulated other comprehensive income, net of tax. Of this amount, $50.7 million ($30.4 million after tax) arose in 1999 and is included in comprehensive income for the period (see note 6).

    The unrealized gain does not include warrants that the Company holds to purchase shares of TFSM, which warrants are not publicly traded and do not have a readily determinable market value. The Company had an unrealized pre-tax gain on these warrants of $24.8 million as of September 30, 1999, based on the difference between the closing market price of TFSM's common stock and the exercise price of the warrants. R. Theodore Ammon, the chairman of the Company, is also chairman of TFSM.

    Subsequent to September 30, 1999, Andromedia, Inc. signed a definitive agreement to merge with Macromedia, Inc., a publicly traded company. Based on the number of shares of Macromedia stock that

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5. INVESTMENTS (CONTINUED)

the Company expects to receive for its investment in Andromedia and the closing price of Macromedia stock on September 30, 1999, the Company would have had an additional unrealized pre-tax gain of $7.4 million had the merger occurred prior to the end of September 1999.

6. COMPREHENSIVE INCOME

    Following are components of the Company's comprehensive income:

                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
Net income..................................................  $20,765    $22,396
Other comprehensive income (expense):
  Unrealized gain on investments, net of tax provision of
    $20.3 million and $8.5 million..........................   30,435      3,646
  Foreign currency translation adjustment...................     (578)        18
                                                              -------    -------
Total comprehensive income..................................  $50,622    $26,060
                                                              =======    =======

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

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. SEGMENT INFORMATION (CONTINUED)

    Following is unaudited information regarding the Company's segments:

                                                               THREE MONTHS             NINE MONTHS
                                                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                            -------------------   -----------------------
                                                              1999       1998        1999         1998
                                                            --------   --------   ----------   ----------
                                                                           (IN THOUSANDS)
Net Sales            Insert Advertising & Newspaper
                       Services...........................  $273,048   $272,937   $  776,013   $  790,574
                     Direct Marketing Services............    87,563     68,184      236,992      197,314
                     Digital Services.....................   100,002     74,404      264,245      187,240
                     Specialty Products & Commercial
                       Printing...........................    26,917     26,523       69,146       68,083
                     Elimination of intersegment sales....    (4,569)    (1,941)     (11,546)      (6,332)
                                                            --------   --------   ----------   ----------
                       Consolidated.......................  $482,961   $440,107   $1,334,850   $1,236,879
                                                            ========   ========   ==========   ==========
Operating
  Income             Insert Advertising & Newspaper         $ 28,661   $ 23,986   $   69,218   $   56,392
                       Services...........................
                     Direct Marketing Services............     5,923      7,584       17,658       22,380
                     Digital Services.....................     7,118(1)    8,647      19,004(1)     19,813
                     Specialty Products & Commercial
                       Printing...........................     1,945      3,260        2,542        4,029
                     General Corporate....................    (2,468)    (2,828)     (11,448)     (10,678)
                                                            --------   --------   ----------   ----------
                     Consolidated.........................  $ 41,179   $ 40,649   $   96,974   $   91,936
                                                            ========   ========   ==========   ==========
Depreciation         Insert Advertising & Newspaper
                       Services...........................  $  8,687   $  8,015   $   25,457   $   23,731
                     Direct Marketing Services............     4,217      3,467       12,883        9,722
                     Digital Services.....................     6,361      4,474       17,237       11,148
                     Specialty Products & Commercial
                       Printing...........................       579        729        1,742        2,182
                     General Corporate....................       274        157          778          447
                                                            --------   --------   ----------   ----------
                       Consolidated.......................  $ 20,118   $ 16,842   $   58,097   $   47,230
                                                            ========   ========   ==========   ==========
Amortization of
  Intangibles        Insert Advertising & Newspaper         $  2,000   $  3,046   $    6,453   $   10,822
                       Services...........................
                     Direct Marketing Services............       883        519        2,659        1,496
                     Digital Services.....................     2,268      1,460        5,898        4,155
                     Specialty Products & Commercial
                       Printing...........................       192        165          522          510
                     General Corporate....................         2        125          269          375
                                                            --------   --------   ----------   ----------
                       Consolidated.......................  $  5,345   $  5,315   $   15,801   $   17,358
                                                            ========   ========   ==========   ==========

------------------------

(1) Includes a $2.8 million write off of acquired in-process technology costs related to the Drake acquisition.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  UNAUDITED)
                                                                (IN THOUSANDS)
Interest paid...............................................  $ 56,044   $ 45,058
                                                              ========   ========
Income taxes paid...........................................  $ 10,017   $  5,912
                                                              ========   ========
Non-cash investing and financing activities:
  Cash paid for acquisitions................................  $ 90,533   $ 54,699
  Fair value of stock and options issued, based upon closing prices of the Company's common stock on the respective
    acquisition dates.......................................               10,607
  Assets acquired...........................................   156,147    112,788
                                                              --------   --------
  Liabilities assumed.......................................  $ 65,614   $ 47,482
                                                              ========   ========

9. EARNINGS PER SHARE

    The following table illustrates the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 1999 and 1998:

                                                                        (UNAUDITED)
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                          -----------------------------------------------------------------------
                                                         1999                                 1998
                                          ----------------------------------   ----------------------------------
                                                       SHARES                               SHARES
                                           INCOME    OUTSTANDING   PER SHARE    INCOME    OUTSTANDING   PER SHARE
                                          --------   -----------   ---------   --------   -----------   ---------
Basic earnings per share................  $ 9,450       19,743       $0.48     $13,005       19,779       $0.66
Effect of dilutive stock options........                 1,021       (0.02)                   1,041       (0.04)
Assumed conversion of convertible
  securities............................    1,019        3,937       (0.04)      1,035        3,989       (0.05)
                                          -------       ------       -----     -------       ------       -----
Diluted earnings per share..............  $10,469       24,701       $0.42     $14,040       24,809       $0.57
                                          =======       ======       =====     =======       ======       =====

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                          -----------------------------------------------------------------------
                                                         1999                                 1998
                                          ----------------------------------   ----------------------------------
                                                       SHARES                               SHARES
                                           INCOME    OUTSTANDING   PER SHARE    INCOME    OUTSTANDING   PER SHARE
                                          --------   -----------   ---------   --------   -----------   ---------
Basic earnings per share................  $20,765       19,724       $1.05     $22,396       19,625       $1.14
Effect of dilutive stock options........                 1,024       (0.05)                   1,121       (0.06)
Assumed conversion of convertible
  securities............................    3,058        3,925       (0.03)      3,105        3,989       (0.05)
                                          -------       ------       -----     -------       ------       -----
Diluted earnings per share..............  $23,823       24,673       $0.97     $25,501       24,735       $1.03
                                          =======       ======       =====     =======       ======       =====

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

10. RECAPITALIZATION AND TENDER OFFERS

    On October 11, 1999, the Company announced a revised definitive agreement with BFH Merger Corp., an entity formed by the Thomas H. Lee Company ("Lee") and Evercore Partners ("Evercore"), to recapitalize the Company. The recapitalization, which is subject to stockholder approval, would involve:

    - A merger of BFH Merger Corp. into the Company with the Company as the surviving corporation;

    - In the merger, each holder of a share of the Company's outstanding common stock, except for certain members of the Company's management, would be entitled to receive $31.50 in cash per share of the Company's common stock. The merger consideration would be funded by investments by Lee and Evercore as well as by new debt financing arrangements that the Company expects to enter into; and

    - The sale of Columbine and interests in the Company's non-public internet investments (see note 5) if the merger occurs.

    The Company rescheduled its annual stockholders meeting, originally scheduled for June 29, 1999, to November 23, 1999. The transaction, if approved by stockholders, is expected to close during the fourth quarter of 1999. As the transaction will be accounted for as a recapitalization, the historical basis of the Company's assets and liabilities will not be affected.

    On October 25, 1999, the Company announced tender offers and consent solicitations, as amended on October 29, 1999, for all of Press' outstanding
8 7/8% subordinated notes due 2007 and 8 5/8% senior subordinated notes due 2008. The aggregate tender offer consideration is 100% of the principal amount of notes tendered plus accrued interest to the payment date plus a $20 consent fee for each $1,000 face value of notes tendered prior to a specified date. Completion of the tender offers is contingent upon consummation of the merger and recapitalization described above, but the merger and recapitalization are not contingent upon completion of the tender offers.

    Seven lawsuits were filed individually and as class actions by stockholders in the Delaware Court of Chancery seeking to enjoin the consummation of or rescind the Company's merger with BFH Merger Corp. or, in the alternative, to recover monetary damages. On July 21, 1999, the lawsuits were consolidated into one action, and on August 13, 1999, an amended complaint was filed in the consolidated action. The amended complaint names as defendants the Company and all of its directors. The amended complaint alleges in general that the Company's directors breached their fiduciary duties by approving the merger at a price that is inadequate and unfair to the Company's stockholders. In addition, the amended complaint alleges that certain members of management have conflicts of interest that have prevented them from acting in the best interests of the Company's stockholders.

    On October 29, 1999, the plaintiffs in the action described above filed a second amended class action complaint relating to the merger agreement. The second amended class action complaint also alleges that the proxy statement regarding the merger is deficient because, among other things, it does not contain adequate information regarding analyses that the Company's financial advisors performed in connection with the merger.

    On November 2, 1999, the Company entered into an oral agreement in principle with representatives of the plaintiffs in the stockholders litigation to settle the actions by providing additional disclosure relating to the transaction, which was included in a supplement to the proxy statement relating to the merger agreement.

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

10. RECAPITALIZATION AND TENDER OFFERS (CONTINUED)

    In connection with the merger, the Company expects to record a pre-tax, non-cash charge of approximately $44 million related to the settlement of stock options. In addition, the Company expects to record a pre-tax charge of up to approximately $8 million for the write off of unamortized deferred financing costs related to revolving credit facility debt to be refinanced and convertible preferred securities assumed to be converted.

    In connection with the tender offers, the Company expects to record a pre-tax charge of up to approximately $29 million related to the redemption of outstanding debt and the write off of unamortized deferred financing costs related to notes tendered.

    In the event that the merger does not occur, the Company may be required to pay a termination fee of $10 million or $30 million, depending upon the reason preventing consummation of the transaction.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current Assets:
  Cash and cash equivalents.................................   $    2,922      $    8,499
  Accounts receivable, net..................................      226,751         186,857
  Inventories...............................................       61,425          47,954
  Prepaid expenses and other current assets.................       11,061          14,788
  Deferred income taxes and income tax receivable...........       11,773          10,910
                                                               ----------      ----------
    Total current assets....................................      313,932         269,008
Due from parent.............................................        7,486
Property, plant and equipment, net..........................      509,428         454,004
Goodwill, net of accumulated amortization of $54,152 and
  $40,379...................................................      571,294         483,373
Long-term investments.......................................       98,621          70,141
Other assets, net...........................................       49,273          36,634
                                                               ----------      ----------
    Total Assets............................................   $1,550,034      $1,313,160
                                                               ==========      ==========
                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable..........................................   $  168,430      $  150,503
  Compensation and benefits payable.........................       36,461          44,638
  Accrued interest..........................................       13,693          16,991
  Accrued income taxes......................................       10,095          15,936
  Other current liabilities.................................       45,469          47,188
                                                               ----------      ----------
    Total current liabilities...............................      274,148         275,256
Due to parent...............................................                        2,446
Long-term debt, net of current portion......................      933,063         731,080
Deferred income taxes.......................................       88,098          53,134
Other long-term liabilities.................................       38,853          26,355
                                                               ----------      ----------
    Total liabilities.......................................    1,334,162       1,088,271
                                                               ----------      ----------
Stockholder's equity:
  Accumulated deficit.......................................      (50,002)        (36,511)
  Accumulated other comprehensive income....................       17,099          12,522
  Other.....................................................      248,775         248,878
                                                               ----------      ----------
    Total stockholder's equity..............................      215,872         224,889
                                                               ----------      ----------
    Total Liabilities and Stockholder's Equity..............   $1,550,034      $1,313,160
                                                               ==========      ==========

            See Notes to Condensed Consolidated Financial Statements
                 of Big Flower Holdings, Inc. and Subsidiaries.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                 THREE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net sales...................................................  $482,997   $440,107
                                                              --------   --------
Operating expenses:
  Costs of production.......................................   350,449    325,991
  Selling, general and administrative.......................    63,269     52,397
  Depreciation..............................................    19,996     16,759
  Amortization of intangibles...............................     5,345      5,160
  In-process acquired technology write off..................     2,800
                                                              --------   --------
                                                               441,859    400,307
                                                              --------   --------
Operating income............................................    41,138     39,800
                                                              --------   --------
Other expenses (income):
  Interest expense..........................................    18,591     14,711
  Amortization of deferred financing costs..................       692        481
  Interest income...........................................      (211)      (153)
  Other, net................................................    (1,074)      (120)
                                                              --------   --------
                                                                17,998     14,919
                                                              --------   --------
Income before income taxes..................................    23,140     24,881
Income tax expense..........................................    12,942     11,445
                                                              --------   --------
Net income..................................................  $ 10,198   $ 13,436
                                                              ========   ========

            See Notes to Condensed Consolidated Financial Statements
                 of Big Flower Holdings, Inc. and Subsidiaries.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Net sales...................................................  $1,334,886   $1,236,879
                                                              ----------   ----------
Operating expenses:
  Costs of production.......................................     978,842      930,992
  Selling, general and administrative.......................     182,812      151,390
  Depreciation..............................................      57,750       47,005
  Amortization of intangibles...............................      15,534       16,893
  In-process acquired technology write off..................       2,800
                                                              ----------   ----------
                                                               1,237,738    1,146,280
                                                              ----------   ----------
Operating income............................................      97,148       90,599
                                                              ----------   ----------
Other expenses (income):
  Interest expense..........................................      53,103       41,502
  Amortization of deferred financing costs..................       2,064        1,252
  Interest income...........................................        (775)        (353)
  Other, net................................................      (4,924)       3,125
                                                              ----------   ----------
                                                                  49,468       45,526
                                                              ----------   ----------
Income before income taxes..................................      47,680       45,073
Income tax expense..........................................      24,230       20,734
                                                              ----------   ----------
Net income..................................................  $   23,450   $   24,339
                                                              ==========   ==========

            See Notes to Condensed Consolidated Financial Statements
                 of Big Flower Holdings, Inc. and Subsidiaries.

                BIG FLOWER PRESS HOLDINGS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 23,450   $ 24,339
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    73,284     64,150
    In-process acquired technology write off................     2,800
    Deferred income taxes...................................     4,766       (552)
    Other non-cash income and expense, net..................    (5,438)     4,229
    Changes in operating assets and liabilities (excluding
      effect of acquisitions):
      Increase in accounts receivable.......................   (29,873)   (25,691)
      Increase in inventories...............................    (5,676)    (6,252)
      Increase in prepaid expenses and other assets.........    (8,595)    (3,341)
      Increase in accounts payable and other liabilities....     2,343      4,010
                                                              --------   --------
Net cash provided by operating activities...................    57,061     60,892
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses, net of cash acquired..........   (89,398)   (47,555)
  Capital expenditures......................................   (76,809)   (69,967)
  Investments in equity securities and leveraged lease
    transaction.............................................    (5,453)   (28,159)
  Software development costs capitalized....................    (8,651)    (5,455)
  Other investing activities................................     3,538      1,869
                                                              --------   --------
Net cash used in investing activities.......................  (176,773)  (149,267)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facilities..........   201,930    101,809
  Repayments of long-term debt..............................   (35,475)   (25,967)
  Issuance of long-term debt................................               17,500
  (Decrease) increase in outstanding checks drawn on
    controlled disbursement accounts........................   (14,792)       674
  Dividends paid to parent..................................   (36,941)    (3,656)
  Deferred financing costs..................................    (1,400)    (1,520)
                                                              --------   --------
Net cash provided by financing activities...................   113,322     88,840
                                                              --------   --------
Effect of exchange rate changes on cash.....................       813         18
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........    (5,577)       483
Cash and cash equivalents at beginning of year..............     8,499      5,307
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  2,922   $  5,790
                                                              ========   ========

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

    - THE GENERAL ECONOMIC AND BUSINESS CONDITION OF THE UNITED STATES AND OTHER COUNTRIES,

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

RESULTS OF OPERATIONS

    The following table presents the major components from the Condensed Consolidated Statements of Operations and Cash Flows for the three- and nine-month periods ended September 30, 1999 and 1998:

                                          THREE MONTHS            NINE MONTHS
                                       ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                      ---------------------   -------------------
                                        1999        1998        1999       1998
                                      ---------   ---------   --------   --------
                                              (PERCENTAGES OF NET SALES)
Net sales...........................      100.0%      100.0%     100.0%     100.0%
                                      ---------   ---------   --------   --------
Operating expenses:
  Costs of production...............       72.6        74.1       73.3       75.3
  Selling, general and
    administrative..................       13.1        11.7       13.7       12.1
  Depreciation......................        4.2         3.8        4.3        3.8
  Amortization of intangibles.......        1.1         1.2        1.2        1.4
  In-process acquired technology
    write off.......................        0.5                    0.2
                                      ---------   ---------   --------   --------
                                           91.5        90.8       92.7       92.6
                                      ---------   ---------   --------   --------
Operating income....................        8.5%        9.2%       7.3%       7.4%
                                      =========   =========   ========   ========
EBITDA..............................       13.8%       14.3%      12.8%      12.7%
                                      =========   =========   ========   ========

                                                    (IN THOUSANDS)
EBITDA.                               $  66,642   $  62,806   $170,842   $156,524
                                      =========   =========   ========   ========

Net cash provided by operating
  activities........................  $   7,428   $  37,650   $ 50,125   $ 63,322
Net cash used in investing
  activities........................     83,996      33,868    205,475    150,668
Net cash provided by (used in)
  financing activities..............     76,690      (2,813)   148,961     87,821

    "EBITDA" represents the sum of operating income, depreciation and amortization of intangibles, and approximates the definition of EBITDA provided in the Company's current debt agreements. EBITDA does not include costs associated with the accounts receivable securitization facility (see note 3 to the condensed consolidated financial statements) and is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements. It should not be considered a better indicator of operating performance than operating income as determined in accordance with GAAP or a better indicator of liquidity than cash flows from operating activities as determined in accordance with GAAP. The Company's definition of EBITDA might not be the same as that of other companies.

    CONSOLIDATED RESULTS

                                  THREE MONTHS                          NINE MONTHS
                               ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                               -------------------                -----------------------
                                 1999       1998     % CHANGE        1999         1998      % CHANGE
                               --------   --------   ---------    ----------   ----------   ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales....................  $482,961   $440,107       9.7 %    $1,334,850   $1,236,879      7.9 %
Operating income.............    41,179     40,649       1.3 %        96,974       91,936      5.5 %
Net income...................     9,450     13,005     (27.3)%        20,765       22,396     (7.3)%
Diluted earnings per share...  $   0.42   $   0.57     (26.3)%    $     0.97   $     1.03     (5.8)%

    NET SALES

    Revenue increases in 1999 were due largely to acquisitions. Slightly offsetting the acquisition impact was the reduction in Specialty Products & Commercial Printing sales caused by the April 1998 divestiture of a minority investment in a printing venture and the discontinuation of a related production agreement that generated approximately $3 million of sales in the first quarter of 1998 at break-even profitability. Adjusting the 1998 periods to include all businesses owned, and excluding the first quarter 1998 sales related to the divestiture described above, net sales in the third quarter increased approximately 5% over the third quarter of 1998, and net sales for the first nine months of 1999 were approximately the same as the comparable 1998 periods.

    In addition to the acquisition impact, revenue amounts can vary based on changing paper prices and the proportion of paper provided by customers themselves since a substantial portion of sales in the Insert Advertising & Newspaper Services business includes the pass-through cost of paper (see also the discussion of paper costs in OPERATING EXPENSES). Adjusting the comparable-business results for the effect of paper variations as well as the cost of ink (i.e., to reduce sales by the cost of ink and paper entirely), "value added" revenue increased approximately 6% in both the 1999 quarter and nine-month periods when compared to the prior year.

    These comparable-business increases reflect positive growth trends in the Insert Advertising & Newspaper Services segment and the software and US premedia categories in the Digital Services segment. The third quarter results were tempered by shortfalls in the US direct mail sector of the Direct Marketing Services segment, as large sweepstakes and consumer products customers curtailed campaigns, and continued softness in the UK operations of the Digital Services segment due to competitive conditions. For further discussion of net sales, see RESULTS BY SEGMENT.

    OPERATING EXPENSES

    Total operating expenses increased due to the growth of the Company's businesses and the impact of acquisitions. As a percentage of net sales, operating expenses in total increased despite increased sales throughout the Company and productivity gains and favorable materials costs in the Insert Advertising & Newspaper Services segment. This decrease in operating margin is due to:

    - the sales factors noted above,

    - slower than expected integration of recent Direct Marketing Services acquisitions,

    - a non-recurring $2.8 million write off of in-process acquired technology costs in the Digital Services segment related to the Drake acquisition, and

    - the increased infrastructure costs inherent in expanding the individual businesses.

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

    As a result of these factors, costs of production in the current year quarter declined as a percentage of net sales by 1.5% in 1999 compared to the third quarter of 1998. Paper costs accounted for 28% of net sales in the third quarter of 1999 compared to 32% in the same period in 1998, reflecting the Company's changing business mix as well as the higher proportion of paper supplied by customers in the Insert Advertising & Newspaper Services segment. Further reflecting the changing business mix, selling, general and administrative expenses in the 1999 quarter increased as a percentage of net sales by 1.4% over the 1998 period.

    Similarly, for the first nine months of 1999, costs of production declined as a percentage of net sales by 2.0% compared to the first nine months of 1998 and paper costs accounted for 29% of net sales compared to 33% in the same period in 1998. Selling, general and administrative expenses in the same period increased as a percentage of net sales by 1.6% over the 1998 period.

    Combined operating expenses (excluding depreciation and amortization) decreased as a percentage of net sales for the first nine months of 1999, leading to an increase in the margin of EBITDA to net sales. The margin of EBITDA to net sales for the third quarter of 1999 declined from the 1998 period only because of the acquired in-process technology write off noted above. The improved margins reflect the increased productivity of the Company's operations and the higher-margin lines of business in the expanding Digital Services segment. For further discussion, see RESULTS BY SEGMENT.

    IN-PROCESS ACQUIRED TECHNOLOGY

    The Company recorded a $2.8 million write off of acquired technology costs in the third quarter of 1999 related to the acquisition of Drake. At the time of its acquisition, Drake was developing several software product lines.

    The purchase price for Drake exceeded the fair value of net tangible assets acquired, and the Company allocated the excess to identified intangible assets and existing technology based on values calculated by an independent third-party appraiser. In performing this allocation, values were assigned to existing technology and the research and development for products in process at the acquisition date. With regard to the in-process research and development product lines, the appraisal considered, among other factors, the stage of development of each module, the importance of each module to the overall development plan, the projected incremental cash flows from the modules when completed and the associated risks. Associated risks included the inherent difficulties and uncertainties in completing each module to achieve technological feasibility and risks related to the impact of potential changes in future target markets.

    The total projected cost to develop the in-process technology into commercially viable products was in excess of $200,000, of which the Company has incurred approximately $100,000, related primarily to sub-contracted costs, through September 30, 1999. The Company expects to incur the balance of these costs over the next year. Development efforts have focused on, and continue to focus on, the products' ability to centralize automation of multi-channel processes in a client/server environment ("podless architecture") together with an advanced graphical user interface and interfaces between various systems under development. The Company expects to benefit from the purchased in-process technology beginning in periods ranging from the 1999 through 2005 fiscal years. If these modules are not successfully developed, the Company may not realize the value assigned to the in-process research and development. In addition, the value of the other acquired intangible assets may also become impaired.

    OPERATING INCOME

    Operating income represented 8.5% of net sales in the third quarter of 1999 compared to 9.2% in the third quarter of 1998, with the decline due primarily to the 1999 in-process acquired technology write off described above. Adjusting both periods to include all businesses currently owned, operating income in the third quarter of 1999 was approximately the same as in the 1998 period.

    For the first nine months of 1999, operating income decreased to represent 7.3% of net sales compared to 7.4% in the same period in 1998, due to the 1999 in-process acquired technology write off. Adjusting the 1998 period to include all businesses currently owned, operating income in the first nine months of 1999 decreased approximately 5% compared to the 1998 period.

    The margin of operating income to net sales reflects the increased EBITDA margins noted in the previous section offset by the impact of direct marketing operations where operating income margins have declined in 1999 as a result of sales shortfalls. Additionally, higher depreciation costs, resulting from expansion of the Company's businesses through capital investments and acquisitions, served to lower operating income levels.

    INTEREST EXPENSE

                                           THREE MONTHS                         NINE MONTHS
                                        ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                       ---------------------               ---------------------
                                         1999        1998      % CHANGE      1999        1998      % CHANGE
                                       ---------   ---------   ---------   ---------   ---------   ---------
                                                                  (IN THOUSANDS)
Interest expense.....................   $18,472     $14,588      26.6%      $52,746     $41,135      28.2%
Average interest rate................     8.26%       8.23%                   8.27%       8.30%
Average borrowing rate, including the
  effect of convertible preferred
  securities.........................     8.00%       7.93%                   8.00%       7.97%

    Interest expense in 1999 increased over the 1998 period due to higher debt levels related primarily to acquisitions and investments.

    The average borrowing rate for the third quarter of 1999 was higher than that in the third quarter of 1998 due to:

    - increased rates on US variable rate borrowings and

    - higher interest costs for fixed rate debt issued in December 1998.

These factors offset the decline in interest costs for variable rate debt in the UK.

    Lower interest rates for variable-rate debt for the first nine months of 1999 as compared to the 1998 period were only partially offset by the impact of fixed-rate debt issued in December 1998.

    The Company's total borrowing rate including convertible preferred securities increased in both periods as these securities continue to represent a declining proportion of total borrowings.

    OTHER EXPENSES, NET

    Other expenses, net, include costs associated with the Company's accounts receivable securitization facility, which vary based on the levels of accounts receivable sold each year. The 1999 results also include higher income earned on tax-advantaged investments accounted for as leveraged leases, totaling
$2.9 million in the third quarter and $10.3 million for the first nine months. The comparable amounts in 1998 were $1.9 for the third quarter and $3.3 million for the nine-month period. The investment income excludes interest costs incurred on borrowings used to finance the investments, which are recorded as interest expense.

    INCOME TAXES

    The Company's effective tax rate exceeded the federal statutory rate due primarily to state and local taxes and amortization of certain goodwill. In addition, the 1999 periods include a non-deductible charge for the write off of in-process acquired technology costs.

    RESULTS BY SEGMENT

    INSERT ADVERTISING & NEWSPAPER SERVICES

                                       THREE MONTHS                         NINE MONTHS
                                    ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                   ---------------------               ---------------------
                                     1999        1998      % CHANGE      1999        1998      % CHANGE
                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                              (IN THOUSANDS)
Net sales........................  $273,048    $272,937       0.0%     $776,013    $790,574      (1.8)%
Operating income.................    28,661      23,986      19.5%       69,218      56,392      22.7 %

    Fluctuations in the cost of paper and in the amount of paper supplied by customers negatively impacted net sales, as paper is generally a pass-through cost to this segment. Adjusting for this variable (i.e., to reduce sales by the cost of paper as well as ink), "value added" revenue in both the third quarter and first nine months of 1999 increased approximately 4% over the same periods in 1998. The increases for both the third quarter and nine-month periods reflect growth of TC Advertising's insert sales to grocery, drug and specialty store customers. The nine-month results also reflect favorable sales trends for newspaper television listings guides, as well as favorable pricing of materials other than paper. In addition, TC Advertising's offering of Reach America's targeted advertising software products in combination with printing services and the expansion of digital workflow capabilities have enhanced service offerings to new and existing customers.

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

    DIRECT MARKETING SERVICES

                                         THREE MONTHS                         NINE MONTHS
                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                     ---------------------               ---------------------
                                       1999        1998      % CHANGE      1999        1998      % CHANGE
                                     ---------   ---------   ---------   ---------   ---------   ---------
                                                                (IN THOUSANDS)
Net sales..........................   $87,563     $68,184       28.4 %   $236,992    $197,314       20.1 %
Operating income...................     5,923       7,584      (21.9)%     17,658      22,380      (21.1)%

    The 1999 results reflect the operations of ColorStream Technologies, acquired in May 1998, and UK-based Colorgraphic, acquired in January 1999. Adjusting to include these businesses in the full 1998 periods, net sales increased approximately 5% in the third quarter of 1999 and were approximately the same as 1998 for the nine-month period. On the same basis of comparison, operating income decreased approximately 40% in the third quarter and approximately 35% in the nine-month period.

    The comparable results reflect the slower than expected integration of recent acquisitions and lower direct mail spending by two major US customers in the sweepstakes and consumer products industries as well as softness in the UK operations during the first half of 1999. Additionally, the 1999 nine-month results reflect the impact of customers accelerating orders into the fourth quarter of 1998 in anticipation of the January 1999 postage rate increase.

    Pro forma sales of UK operations (including Colorgraphic in the 1998 periods) represent approximately 30% of segment sales and increased approximately 25% in the third quarter of 1999 from the prior year period, with an increase of approximately 10% for the nine-month period. The increased sales in the third quarter did not generate a corresponding increase in profitability as intensified competition and the mix of business accepted had the effect of reducing margins on work performed and new revenue streams were created which, initially, are expected to be only marginally profitable. Pro forma operating income of these operations in the 1999 periods declined nearly 50% from the same periods in 1998.

    The comparable operating income results reflect the impact of the factors noted above and additional infrastructure investments in data analysis, data mining, digital printing and response management portions of the business which lowered the profitability of the US businesses in this segment as they coincided with the lower sales levels.

    DIGITAL SERVICES

                                        THREE MONTHS                         NINE MONTHS
                                     ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                    ---------------------               ---------------------
                                      1999        1998      % CHANGE      1999        1998      % CHANGE
                                    ---------   ---------   ---------   ---------   ---------   ---------
                                                               (IN THOUSANDS)
Net sales.........................  $100,002     $74,404       34.4%    $264,245    $187,240       41.1%
Operating income..................     7,118       8,647     (17.7)%      19,004      19,813      (4.1)%

    Changes in sales and operating income for this segment were significantly impacted by acquisitions in 1998 and 1999. The premedia portion of this segment added Enteron Group, Imaging Consortium and UK-based Troypeak, Pismo, and Admagic in 1998. The software development product lines were expanded with the acquisitions of Reach America, Adtraq, Adserve and Datatrak in 1998 and Drake in 1999. Adjusting to include all of these businesses in the comparable periods of 1998 and 1999, net sales increased approximately 15% in the third quarter of 1999 and approximately 10% in the nine-month period in 1999. On the same basis of comparison, 1999 operating income decreased approximately 25% in the third quarter and approximately 30% in the nine-month period as compared to the same periods in 1998. These operating income results include a $2.8 million write off of acquired in-process technology costs in connection with the July 1999 acquisition of Drake.

    The increase in comparable-business net sales was due to the expansion of service offerings to provide integrated solutions to customers, tempered by softness in the UK-based premedia businesses (which represent approximately 10% of segment sales). Premedia sales in the UK (including all businesses for all periods) declined approximately 5% in both the third quarter of 1999 and the first nine months of 1999 when compared to the corresponding periods in 1998. Despite the UK impact, sales of commercial services increased approximately 5% in the third quarter of 1999 and were flat for the nine-month period. Sales of retail services increased approximately 25% in the 1999 quarterly and nine-month periods, while strong increases were also achieved in the areas of packaging and services for advertising agencies and corporate advertisers. Software related sales increased approximately 30% in the third quarter from the 1998 level when including all businesses, although sales related to the Paradigm and other new systems grew approximately 60%. For the first nine months of 1999, total software related sales increased approximately 10% from the 1998 level on the same basis of comparison while sales of the newer systems grew approximately 20%.

    Operating income growth on a comparable-business basis was negatively impacted by the UK premedia businesses, which are facing margin pressure resulting from the local advertising environment. Excluding these businesses, third quarter segment operating income decreased approximately 20% from the prior year compared to a sales increase of approximately 20% on the same basis. For the first nine months of 1999, the comparable operating income exclusive of UK premedia businesses decreased approximately 20% compared to the same period in 1998, while sales increased approximately 10%. The relatively lower profitability reflects the fixed depreciation and amortization costs inherent in building the software products portion of the segment.

    SPECIALTY PRODUCTS & COMMERCIAL PRINTING

                                           THREE MONTHS                        NINE MONTHS
                                        ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                       ---------------------              ---------------------
                                         1999        1998      % CHANGE     1999        1998      % CHANGE
                                       ---------   ---------   --------   ---------   ---------   --------
                                                                 (IN THOUSANDS)
Net sales............................   $26,917     $26,523        1.5%    $69,146     $68,083        1.6%
Operating income.....................     1,945       3,260     (40.3)%      2,542       4,029     (36.9)%

    Segment sales were affected by the divestiture of a minority interest in a commercial printing venture in April 1998 as part of management's strategy to re-deploy the assets associated with commercial printing. A production arrangement related to the minority interest investment had yielded approximately $3 million of break-even revenue in the first quarter of 1998. Excluding these sales from the first quarter of 1998, the nine-month revenue increase was approximately 5% in 1999 and the operating income variance was approximately the same as shown above.

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

    On October 11, 1999, the Company announced that it had reached a revised definitive agreement with BFH Merger Corp., an entity formed by the Thomas H. Lee Company and Evercore Partners, regarding a recapitalization of the Company. Among other things, this agreement limits the Company's ability to make acquisitions, issue securities and incur debt without the consent of BFH Merger Corp. In the event the transaction is not consummated, the Company will incur a termination fee of $10 million or $30 million, depending upon the reason preventing consummation of the transaction, which would be paid from borrowings under the revolving credit facility.

    On October 25, 1999, the Company announced tender offers and consent solicitations, as amended on October 29, 1999, for all of Press' outstanding
8 7/8% subordinated notes due 2007 and 8 5/8% senior subordinated notes due 2008. The aggregate tender offer consideration is 100% of the principal amount of notes tendered plus accrued interest to the payment date plus a $20 consent fee for each $1,000 face value of notes tendered prior to a specified date. Funding for the tender offers would be obtained through incremental financing at the time of the merger, for which the Company has obtained commitments. Completion of the tender offers is contingent upon consummation of the merger and recapitalization described above, but the merger and recapitalization are not contingent upon completion of the tender offers.

    See note 10 to the condensed consolidated financial statements for information regarding the transaction and tender offers.

    SOURCES OF FUNDS

    Historically, the Company has funded its operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of stock and debt. In connection with the proposed merger and recapitalization described above, the Company would replace its existing revolving credit facility and outstanding debt with new senior credit facilities and high yield debt which are fully committed by a group of lending institutions. Additionally, new funds would be obtained from equity contributions from Lee and Evercore and the sales of Columbine and the Company's non-public internet investments.

    Management believes that the facilities in place, as well as the Company's cash flows, will be sufficient to meet operational needs (including capital expenditures) until the time of the merger and recapitalization. At
September 30, 1999, the Company had approximately $211.2 million available to borrow under its revolving credit facility, although restrictions in the credit facility and the indentures governing its outstanding subordinated notes would have limited the amounts borrowed to approximately $70.6 million as of that date.

    Management also believes that the financing committed in connection with the merger and tender offers, as well as the Company's cash flows, will be sufficient to meet operating requirements (including capital expenditures) for several years. There can be no assurance, however, that the Company's operations will generate sufficient cash flows or that the Company will always be able to refinance its current debt obligations or obtain additional financing to refinance obligations assumed in acquisition transactions. In the event the Company is unable to obtain sufficient financing, other sources of funding would be pursued such as equity offerings. In the event that the merger is not completed, management believes that the facilities currently in place, along with the Company's cash flows, will continue to meet the Company's long-term operating needs.

    WORKING CAPITAL

    The Company's current assets exceeded current liabilities by $55.3 million at September 30, 1999 while current liabilities exceeded current assets by $5.8 million at December 31, 1998 (an increase in working capital of $61.1 million). The working capital amounts exclude accounts receivable sold under a securitization facility, the proceeds of which serve to reduce long-term borrowings under the Company's revolving credit facility. (See note 3 to the condensed consolidated financial statements.) Excluding the effect of the securitization (i.e., to add back receivables and reflect the offsetting increase in long-term debt as if the securitization facility had been terminated) working capital at September 30, 1999 and December 31, 1998 would have been $155.0 million and $111.8 million, respectively. The ratio of current assets to current liabilities as of September 30, 1999 was 1.21 to 1 (1.59 to 1 excluding the securitization effect) compared to 0.98 to 1 as of December 31, 1998 (1.41 to 1 excluding the securitization effect). The increase is due to lower current liability balances, primarily as a result of decreases in the cost of paper and the timing of payments as well as the tax benefit of leveraged lease investments. In addition, accounts receivable balances have increased due to the acquisition of companies which are not participating in the accounts receivable securitization program.

    SUMMARY OF CASH FLOWS

    Net cash provided by operating activities decreased by $13.1 million in the first nine months of 1999 compared to the same period in 1998, with a decrease of $30.1 million in the third quarter period compared to the 1998 quarter. Despite a higher level of earnings before depreciation and amortization, the decreases resulted from a lower proportionate utilization of the accounts receivable securitization facility compared to the 1998 periods, expenditures for long-term assets, tax refunds receivable arising from leveraged lease transactions and the timing of payments for current liabilities, particularly accounts payable.

    Cash flows used in investing activities increased in 1999 from the 1998 level, with investing activities in the third quarter of 1999 higher by $50 million than those in the same period in 1998. Fluctuations were due to:

    - the relative cost of companies acquired in each period,

    - increased software development costs in 1999 due to the growth of the Digital Services segment,

    - increased capital expenditures necessary to expand the Company's businesses, and

    - a higher level of investments in 1999 compared to 1998.

    The amount of cash provided by financing activities in each period reflects the relative cost of acquisitions, capital expenditures and investments in those years, as well as the level of borrowings that corresponds with operating cash flows. Additionally, financing cash flows in both years reflect the repayment of debt assumed in acquisition transactions, which was generally replaced by borrowings under the Company's revolving credit facility under more favorable terms.

SEASONALITY AND OTHER FACTORS

    While TC Advertising's advertising insert business is seasonal in nature, the addition of other businesses has reduced the overall seasonality of the Company's revenues. On a pro forma basis, assuming all businesses owned at September 30, 1999 had been owned for the full year, net sales for the Company for 1998 would have been 23% in the first quarter, 24% in the second, 25% in the third and 28% in the fourth. Profitability, however, continues to follow a more seasonal pattern due to the higher margins and efficiency during the fall production season and lower margins in the first quarter that do not fully leverage fixed depreciation, amortization, interest and preferred dividend costs that are incurred more evenly throughout the year. Based on its historical experience and projected operations, the Company expects its operating results in the near future to be strongest in the fourth quarter and softest in the first.

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

    TC Advertising has completed testing of all material assets. Computer hardware, software and networking equipment have been successfully tested. Production equipment was tested, where possible, and certification received from equipment manufacturers. Although some production equipment has been upgraded to ensure dates appear correctly on monitors and reports, no embedded chip or production equipment problems were found which TC Advertising believes would result in a production failure. TC Advertising identified customers with whom it exchanges electronic transmissions and has tested successfully the material means of transmission utilized in such exchanges.

    Webcraft has completed its assessment of all material assets. Webcraft completed remediation and testing of its main unit business systems prior to December 31, 1998. Computer remediation, upgrade and replacement of material assets at Webcraft's subsidiaries have been completed and Webcraft is in the final stages of testing these systems. Webcraft has completed a review and testing, where possible, of its production equipment. One type of equipment failure was identified and has been successfully upgraded. Webcraft has limited electronic interaction with its customers and is upgrading the relevant software as necessary.

    Laser Tech has completed its assessment and testing of all material assets. Since many hardware and software assets are similar across Laser Tech's numerous sites, centralized testing was performed for common assets and each subsidiary tested material assets unique to its operations. Many of the electronic premedia assets are off-the-shelf, Macintosh-based hardware and software which, based upon manufacturer information, Laser Tech believes are generally less susceptible to Year 2000 issues. Testing uncovered the need to upgrade certain common technologies and these upgrades were successfully completed. Existing financial systems were successfully upgraded and tested and new financial systems, the vendors of which have represented such systems to be Year 2000 compliant, are being implemented. Testing of other financial systems which have been certified by the manufacturers is underway.

    Columbine has completed testing of all material assets. Year 2000 compliant versions of Columbine's major products are currently in use by a number of customers. Columbine has completed upgrades to all of its material products and made those upgrades available to customers. It has completed upgrades and successfully tested its internal systems. Columbine continues to communicate often with its customers to encourage them to install needed upgrades and to test Columbine products thoroughly in the customer environment. On occasion, customer testing raises new issues, primarily concerning minor products or the integration of products, and Columbine responds to such issues as a priority.

    Contingency plans are being finalized to address concerns at each site, including the potential impact of shortages of critical supplies or the loss of production capability at any facility. In addition, Columbine recognizes that customers who have not installed the provided software upgrades or who have not thoroughly tested their own environments may request unusual levels of support at year-end. Columbine's contingency plans address these anticipated higher-than-normal customer service demands.

    Each group has tested facilities and miscellaneous equipment. To their knowledge, all material facilities and equipment have been successfully tested or reported compliant by vendors. Each group has identified material Trading Partners and has initiated communications with material suppliers about their plans and progress in addressing the Year 2000 issue. Detailed evaluations of the most critical Trading Partners were completed by the end of June 1999, with follow-up reviews planned during the remainder of

1999. Each group has taken these evaluations into account in preparing its contingency plans. Communications with customers have begun and will continue through the end of 1999 to ensure continued service levels. Vendors continue to supply Year 2000 upgrades and patches which the Company is implementing as appropriate.

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

    The headquarters office Year 2000 team has been coordinating and overseeing the Year 2000 responses of the operating units. Since mid-1998, a detailed monthly report has been submitted to and discussed with senior executives of the Company, including the Chief Executive Officer and Chief Financial Officer. Since the third quarter of 1998, periodic progress reports have been submitted to and discussed with the Company's Board of Directors.

    COSTS

    The estimated total cost of the Year 2000 Project, including that related to acquisitions made prior to September 30, 1999, is approximately $5.3 million, of which approximately $3.2 million reflects allocation of internal costs and approximately $2.1 million reflects amounts for external consultants, equipment, hardware and software. The total amount spent on the Year 2000 Project through September 30, 1999 was approximately $4.1 million, of which approximately
$2.8 million reflected allocation of internal costs and approximately
$1.3 million related to external costs, principally consultants. Because the Company had planned to replace certain financial systems before formal consideration of the Year 2000 issue, the costs of implementing such systems are not included in these cost estimates, but are included in the Company's capital expenditure estimates.

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

QUANTITATIVE INFORMATION

    At September 30, 1999, 67% of the Company's long-term debt was fixed-rate. Including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable, fixed-rate debt represented 60% of total debt. When also including redeemable convertible preferred securities, which carry a fixed dividend, fixed-rate obligations represented 64% of the total.

    If interest rates increased 10% (which would increase the Company's borrowing rate by less than one percentage point), the expected effect on annual net income related to variable-rate debt would be immaterial. For the purposes of sensitivity analysis, the same percentage change was assumed for both the revolving credit facility and the accounts receivable securitization facility. All other factors were held constant. The sensitivity analysis is limited in that it is based on balances outstanding at September 30, 1999 and does not provide for changes in borrowings that may occur in the future.

    A 10% decline in the market value of all available-for-sale investments owned at September 30, 1999 would have reduced the Company's total assets by $7.2 million and reduced stockholders' equity by $4.3 million. There would have been no impact on net income as the unrealized gain is deferred until the investments are sold.

FORWARD-LOOKING STATEMENTS

    Readers are cautioned that forward-looking statements contained in this discussion of market risks should be read in conjunction with the Company's disclosures under the heading: "Forward Looking Statements" on page 19.

                           PART II--OTHER INFORMATION

                   BIG FLOWER HOLDINGS, INC. AND SUBSIDIARIES

Item 1.                LEGAL PROCEEDINGS

                       Seven lawsuits were filed individually and as class actions by stockholders in the Delaware Court of Chancery seeking to enjoin the consummation of or rescind the Company's merger with BFH Merger Corp. or, in the alternative, to recover
                       monetary damages. On July 21, 1999, the lawsuits were
                       consolidated into one action, and on August 13, 1999, an
                       amended complaint was filed in the consolidated action. The amended complaint names as defendants the Company and all of its directors. The amended complaint alleges in general that the Company's directors breached their fiduciary duties by approving the merger at a price that is inadequate and
                       unfair to the Company's stockholders. In addition, the
                       amended complaint alleges that certain members of management have conflicts of interest that have prevented them from
                       acting in the best interests of the Company's stockholders.

                       On October 29, 1999, the plaintiffs in the action described above filed a second amended class action complaint relating to the merger agreement. The second amended class action
                       complaint also alleges that the proxy statement regarding
                       the merger is deficient because, among other things, it does not contain adequate information regarding analyses that the
                       Company's financial advisors performed in connection with
                       the merger.

                       On November 2, 1999, the Company entered into an oral
                       agreement in principle with representatives of the
                       plaintiffs in the stockholders litigation to settle the
                       actions by providing additional disclosure relating to the transaction, which was included in a supplement to the proxy statement relating to the merger agreement.

Item 2.                CHANGES IN SECURITIES

                       None.

Item 3.                DEFAULTS UPON SENIOR SECURITIES

                       None.

Item 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                       None.

Item 5.                OTHER INFORMATION

                       None.

Item 6.                EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27.1-2 Financial Data Schedules.*

(b) Reports on Form 8-K

    During the three months ended September 30, 1999, the Registrant filed the following report on Form 8-K:

       (i) Current report on Form 8-K dated July 1, 1999, concerning the Registrant's merger with BFH Merger Corp.

------------------------

* Being Filed Herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BIG FLOWER HOLDINGS, INC.

                                                                   /s/ RICHARD L. RITCHIE
                                                        ---------------------------------------------
                                                                     Richard L. Ritchie
                                                        EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                                                                           OFFICER
                                                        (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
DATE:   November 15, 1999

                                                       BIG FLOWER PRESS HOLDINGS, INC.

                                                                   /s/ RICHARD L. RITCHIE
                                                        ---------------------------------------------
                                                                     Richard L. Ritchie
                                                        EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                                                                           OFFICER
                                                        (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
DATE:   November 15, 1999

                                 EXHIBIT INDEX

     EXHIBIT NO.
---------------------
        27.1-2          Financial Data Schedules.*

------------------------

*   Being Filed Herewith